Form 10-Q
period 2010-09-30
iBOS, INC.
filed 2010-11-12
CIK 1459697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

333-16135

(Commission file number)

iBOS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	80-0372385
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

4879 East La Palma Avenue – Suite 201

Anaheim, CA 92807

(Address of principal executive offices)

(714) 292-1070

 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

9,520,000 shares of common stock, par value $0.0001 per share, as of November 12, 2010.

Transitional Small Business Disclosure Format (Check one). YES [   ] NO [X]

iBOS, Inc.

Form 10-Q

September 30, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

IBOS, Inc.

September 30, 2010 and 2009

Index to Financial Statements

Contents                                                                                                                                                                                                             Page(s)

Balance Sheets at September 30, 2010 (Unaudited) and March 31, 2010

Statements of Operations for the Three and Six Months Ended September 30, 2010 and 2009 (Unaudited)

Statement of Stockholders’ Equity (Deficit) for the Six Months Ended September 30, 2010 and 2009 (Unaudited)

Statements of Cash Flows for the Six Months Ended September 30, 2010 and 2009 (Unaudited)

Notes to the Financial Statements (Unaudited)

F-2 F-3 F-4 F-5 F-6 to F-13

IBOS, INC.

BALANCE SHEETS

	September 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,128	$29,591
Accounts receivable	20,681	23,861
Prepaid expenses	7,585	-

Total Current Assets	37,394	53,452

Total Assets	$37,394	$53,452

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$16,010	$24,639
Accrued expenses	8,800	8,100
Advances from stockholders	13,984	401

Total Current Liabilities	38,794	33,140

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 100,000,000 shares authorized,
9,520,000 shares issued and outstanding	952	952
Additional paid-in capital	57,456	57,456
Accumulated deficit	(59,808)	(38,096)

Total Stockholders' Equity (Deficit)	(1,400)	20,312

Total Liabilities and Stockholders' Equity (Deficit)	$37,394	$53,452

See accompanying notes to the financial statements.

IBOS, INC.

STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$30,441	$35,660	$61,901	$139,729

COST OF SERVICES	27,666	32,399	56,249	128,776

GROSS PROFIT	2,775	3,261	5,652	10,953

OPERATING EXPENSES:
Advertising and promotion	-	1,756	-	3,578
Professional fees	12,778	3,260	25,317	12,310
General and administrative expenses	100	1,047	1,247	2,515

Total operating expenses	12,878	6,063	26,564	18,403

LOSS BEFORE INCOME TAXES	(10,103)	(2,802)	(20,912)	(7,450)

INCOME TAXES
Federal	-	-	-	-
State	-	-	800	800

Total income taxes	-	-	800	800

NET LOSS	$(10,103)	$(2,802)	$(21,712)	$(8,250)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	9,520,000	9,520,000	9,520,000	9,360,000

See accompanying notes to the financial statements

IBOS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Interim Periods Ended September 30, 2010
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, March 31, 2009	9,200,000	$920	$14,758	$(15,273)	$405

Issuance of common stock for cash

at $0.10 per share from July 6, 2009 through July 27, 2009	320,000	32	31,968		32,000

Forgiveness of debt by stockholders			10,730		10,730

Net loss				(22,823)	(22,823)

Balance, March 31, 2010	9,520,000	952	57,456	(38,096)	20,312

Net loss				(21,712)	(21,712)

Balance, September 30, 2010	9,520,000	$952	$57,456	$(59,808)	$(1,400)

See accompanying notes to the financial statements.

IBOS, INC.

STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,712)	$(8,250)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	3,180	41,523
Prepaid expenses	(7,585)	-
Accounts payable	(8,629)	(37,336)
Accrued expenses	700	(7,500)

NET CASH USED IN OPERATING ACTIVITIES	(34,046)	(11,563)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) stockholders	13,583	(40)
Proceeds from sale of common stock	-	32,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,583	31,960

NET CHANGE IN CASH	(20,463)	20,397

Cash at beginning of period	29,591	11,511

Cash at end of period	$9,128	$31,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$800	$800

See accompanying notes to the financial statements.

IBOS, Inc.

September 30, 2010 and 2009

Notes to the Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

IBOS, Inc. (“IBOS” or the “Company”) was incorporated as a Subchapter S corporation on April 11, 2006 under the laws of the State of California.  It was converted into a C corporation, incorporated in the State of Delaware on March 5, 2009, in a transaction in which the newly-formed corporation issued an aggregate of 9,000,000 shares of common stock to the former stockholders of the S corporation for all of the issued and outstanding shares of the Company.  All shares were held by and all shares of common stock were issued to the Company’s stockholders and President and Chief Executive Officer, Chief Technology Officer and Chief Financial Officer.  No cash consideration was paid.  No value was given to the shares issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.0001 par value and additional paid-in capital was recorded as a negative amount ($900).  The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the United States Securities and Exchange Commission (the “SEC”)), by reclassifying all of the Company’s undistributed earnings and losses to additional paid-in capital as of March 5, 2009.  The accompanying financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

The Company provides web-based comprehensive selection of electronic medical claims processing and collection solutions to the healthcare provider industry.  Revenue generated for the interim periods ended September 30, 2010 and 2009 were solely from electronically indexing documents.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2010 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on October 25, 2010.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period. Significant estimates include the estimated useful lives of property and equipment, software copyright and technology.  Actual results could differ from those estimates.

Fiscal year end

The Company elected March 31 as its fiscal year ending date.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts receivable

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions.  Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  To date, the Company has not charged off any balances as it has yet to exhaust all means of collection.

The Company does not have any off-balance-sheet credit exposure to its customers.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments.  Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended September 30, 2010 or 2009.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company derives its revenues from sales contracts with its customer with revenues being generated upon rendering of services.  Persuasive evidence of an arrangement is demonstrated via invoice; service is considered provided when the service is delivered to the customers; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.  The Company receives a fee for each document indexed on a charge per page basis, or a minimum base fee of $252 (the “Base Fee”) for each 24 hour period except holidays and weekends if a certain number of indexed pages are not met.

The Company outsources all of its services to an unrelated third party and follows paragraph 605-45-45-4 through 14 (formerly paragraphs 7 through 14 of EITF 99-19) of the FASB Accounting Standards Codification for revenue recognition to report revenue gross as a principal for its services since the Company (1) acts as principal contractor in the transaction, (2) takes title to the products and services, (3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) does not act as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis on its document indexing services.  The management of the Company determined that the Company should report revenue based on the gross amount billed to a customer when considering each of the following eight (8) indicators of gross revenue reporting listed in ASC 605-45-45-4 through 605-45-45-14 as specified (1) The entity is the primary obligor in the arrangement — The Company signed a service agreement with its customer and represented in writing that the Company is responsible for fulfillment, including the acceptability of the product(s) or service(s) ordered or purchased by the customer; (2) The entity has general inventory risk (before customer order is placed or upon customer return) — Not applicable; (3) The entity has latitude in establishing price — The Company has reasonable latitude, within economic constraints, to establish the exchange price with a customer for the product or service; (4) The entity changes the product or performs part of the service — Not applicable; (5) The entity has discretion in supplier selection — The Company has multiple suppliers for the services ordered by a customer and discretion to select the supplier that will provide the product(s) or service(s) ordered by a customer; (6) The entity is involved in the determination of product or service specifications — The Company determines the nature, type, characteristics, or specifications of the product(s) or service(s) ordered by the customer; (7) The entity has physical loss inventory risk — after customer order or during shipping — Not applicable; and (8) The entity has credit risk — The Company is responsible for collecting the sales price from its customer but must pay the amount owed to its supplier after the supplier performs, regardless of whether the sales price is fully collected

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“ASC Section 505-50-30”).  Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Income taxes

The Company was a Subchapter S corporation, until March 5, 2009 during which time the Company was treated as a pass through entity for federal income tax purposes.  Under Subchapter S of the Internal Revenue Code stockholders of an S corporation are taxed separately on their distributive share of the S corporation’s income whether or not that income is actually distributed.

Effective March 6, 2009, the Company follows paragraph 710-10-30-2 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding at the reporting date for the interim period ended September 30, 2010 or 2009.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate.  Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.  The amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.

An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.

Be commensurate with either of the following:

a.

The vendor's performance to achieve the milestone

b.

The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

2.

Relate solely to past performance

3.

Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.

A description of the overall arrangement

2.

A description of each milestone and related contingent consideration

3.

A determination of whether each milestone is considered substantive

4.

The factors that the entity considered in determining whether the milestone or milestones are substantive

5.

The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.

Revenue

2.

Income before income taxes

3.

Net income

4.

Earnings per share

5.

The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $59,808 at September 30, 2010, a net loss of $21,712 and net cash used in operating activities of $34,046 for the interim period ended September 30, 2010, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from stockholders

Advances from stockholders at September 30, 2010 and March 31, 2010 consisted of the following:

	September 30, 2010	March 31, 2010
Advances from stockholders	$13,984	$401

	$13,984	$401

The advances from stockholders bear no interest and are due on demand.

On April 1, 2010, the Company repaid the $401 of the advances. On April 13, 2010, May 11, 2010, May 19, 2010, and September 8, 2010 stockholders of the Company advanced $2,692, $41, $12,234, $9,500 and $1,350 to the Company, respectively. The remaining balance of advances from stockholders at September 30, 2010 was $13,984.

Free office space from American Commercial Lighting, Inc.

The Company has been provided office space at no cost by American Commercial Lighting, Inc., an entity under common control of the stockholders of the Company, which holds a formal lease to the premises.  No formal lease exists between the Company and American Commercial Lighting, Inc.  The management determined that such cost is nominal and did not recognize rent expense in its financial statements.  The office space provides office equipment and services needed to operate our business, including furniture, phones, internet connection, supplies, and printer use.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common stock

For the period from July 6, 2009 through July 27, 2009, the Company sold 320,000 shares of its common stock to 32 individuals at $0.10 per share or $32,000 in aggregate.

Additional paid-in capital

On March 31, 2010, the stockholders and officers of Company forgave $10,730 of their advances to the Company and contributed the same to capital.

NOTE 6 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

One (1) customer accounted for all of the sales and accounts receivable for the interim period ended September 30, 2010 and 2009.  A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Vendors and Credit Concentrations

One (1) vendor provided all of the services to its customer on a subcontractor basis and accounted for most of its accounts payable for the interim period ended September 30, 2010 and 2009.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Service agreement

On April 26, 2010, the Company entered into an agreement (“Agreement”) with an unrelated third party. Pursuant to the Agreement, the Company is required to pay $13,000 for stock transfer agent services over a 12 month period, $6,500 of which was paid upon signing and the remaining $6,500 was paid in November 2010. The Company amortizes the $13,000 ratably over the period in which the stock transfer services are performed.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Factors That May Affect Future Results and Financial Condition.”

OVERVIEW

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.  The Company derives its revenues from sales contracts with its sole customer and any potential future customer with revenues being generated upon rendering of services.  Persuasive evidence of an arrangement is demonstrated via invoice; service is considered provided when the service is delivered to the customer or future customer; and the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.  The Company receives a fee for each document indexed on a charge per page basis, or a minimum base fee of $252 (the “Base Fee”) for each 24 hour period except holidays and weekends if a certain number of indexed pages are not met.

The Company outsources all of its services to an unrelated third party and follows paragraph 605-45-45-4 through 14 (formerly paragraphs 7 through 14 of EITF 99-19) of the FASB Accounting Standards Codification for revenue recognition to report revenue gross as a principal for its services since the Company (1) acts as principal contractor in the transaction, (2) takes title to the products and services, (3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) does not act as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis on its document indexing services.  The management of the Company determined that the Company should report revenue based on the gross amount billed to a customer when considering each of the following eight (8) indicators of gross revenue reporting listed in ASC 605-45-45-4 through 605-45-45-14 as specified (1) The entity is the primary obligor in the arrangement — The Company signed a service agreement with its customer and represented in writing that the Company is responsible for fulfillment, including the acceptability of the product(s) or service(s) ordered or purchased by the customer; (2) The entity has general inventory risk (before customer order is placed or upon customer return) — Not applicable; (3) The entity has latitude in establishing price — The Company has reasonable latitude, within economic constraints, to establish the exchange price with a customer for the product or service; (4) The entity changes the product or performs part of the service — Not applicable; (5) The entity has discretion in supplier selection — The Company has multiple suppliers for the services ordered by a customer and discretion to select the supplier that will provide the product(s) or service(s) ordered by a customer; (6) The entity is involved in the determination of product or service specifications — The Company determines the nature, type, characteristics, or specifications of the product(s) or service(s) ordered by the customer; (7) The entity has physical loss inventory risk — after customer order or during shipping — Not applicable; and (8) The entity has credit risk — The Company is responsible for collecting the sales price from its customer but must pay the amount owed to its supplier after the supplier performs, regardless of whether the sales price is fully collected

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following table sets forth for the periods indicated certain statement of operations data:

STATEMENTS OF OPERATIONS DATA:	For the Three Months ended September 30, 2010 (Unaudited)	For the Three Months ended September 30, 2009 (Unaudited)	For the Six Months ended September 30, 2010 (Unaudited)	For the Six Months ended September 30, 2009 (Unaudited)
Net Revenues:	$ 30,441	$ 35,660	$ 61,901	$ 139,729
Cost of Services:	$ 27,666	$ 32,399	$ 56,249	$ 128,776
Gross Profit:	$ 2,775	$ 3,261	$ 5,652	$ 10,953
Operating Expenses:	$ 12,878	$ 6,063	$ 26,564	$ 18,403
Loss before income tax:	$ (10,103)	$ (2,802)	$ (20,912)	$ (7,450)
Income tax expense:	$ -	$ -	$ 800	$ 800
Net Loss:	$ (10,103)	$ (2,802)	$ (21,712)	$ (8,250)
Net Loss Per Common Share – Basic and diluted:	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Segment information

We report information about operating segments, as well as disclosures about our services, geographic areas, and sole major customer.  Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance.

Our revenue base is derived from providing a web based section of electronic medical claims processing.  We have concluded that we have only one reportable segment.

OPERATIONS

Net Revenues

A summary of net revenues generated for the three and six months ending September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Net Revenues	$30,441	$35,660	$61,901	$139,729

Total revenue for the three months ended September 30, 2010 was $30,441 compared to $35,660 for the three months ended September 30, 2009. This represents a decrease of $5,219 from that of the prior fiscal period or a decrease of 14.6%.  This decrease reflects a decrease in the number of pages and documents processed for our sole customer.

Our periodic revenues directly correlate to the number of pages and documents processed within that period.  Although we expect to generate revenue in the future from subscription fees, billing solution fees, support fees, customization, and consulting fees, as discussed elsewhere herein, our sole revenue source during these periods has been through indexing fees, where we bill a per page processing fee to our sole customer.  This service is currently provided by an independent third-party subcontractor.

In the three months ended September 30, 2010, we processed approximately 300,000 pages, as compared to processing approximately 350,000 pages for same period in the prior year.  This is a decrease of about 14.3% of pages and documents processed between the two periods.  If we were to lose this sole customer’s business, our revenue stream would be greatly affected and decrease completely until we found other customers or generated income elsewhere.

Total revenue for the six months ended September 30, 2010 was $61,901 compared to $139,729 for the six months ended September 30, 2009.  This represents a decrease of $77,828 from that of the six months ended September 30, 2009, or 55.7%.  This decrease reflects a decrease in the number of pages and documents processed for our sole customer.  This decrease in pages and documents processed is due to our sole customer being affected by the economic slowdown in the United States.

Cost of Services

	Three Months Ended September 30,		Six Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Cost of Services	$27,666	$32,399	$56,249	$128,776
% of Revenue	90.9%	90.9%	90.9%	92.2%

Our cost of services is comprised solely of the cost of the third party vendor that provides all of the services to our sole customer on a subcontractor basis.  Our costs are on a per page basis and remain fairly constant as a percentage of revenue.  The period to period decreases in the cost of our revenue reflects a decrease in the overall costs for pages and documents processed for our sole customer.  This decrease in the pages and documents processed is due to our sole customer being affected by the economic slowdown in the United States.

Gross Profit

	Three Months Ended September 30,		Six Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Gross Profit	$2,775	$3,261	$5,652	$10,953
% of Revenue	9.1%	9.1%	9.1%	7.8%

Gross profit decreased by $486 for the three months ended September 30, 2010 compared to the corresponding period in the prior year.  The decrease was due to an overall higher cost of services per page and documents processed, making the ratio of costs of services over net revenues higher in 2010.

Gross profit decreased by $5,301 for the six months ended September 30, 2010, compared to the corresponding period in the prior year. The decrease was due to a decrease in the number of pages and documents processed.

Operating Expenses

	Three Months Ended September 30,		Six Months Ended September 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Operating Expenses	$12,878	$6,063	$26,564	$18,403
% of Revenue	42.3%	17.0%	42.9%	13.2%

Operating expenses for the three month periods ended September 30, 2010 and 2009 were $12,878 and $6,063 respectively.  This increase was due to increased professional costs such as accounting fees related to the preparation of our private placement documents and Registration Statement on Form S-1, auditing fees, attorney fees related to the preparation of offering documents and the Registration Statement on Form S-1, transfer agent fees that were not present in the three month period ended September 30, 2009, and increased advertising and promotion expenses.  These increases were due to increased activity and S-1 Registration Statement costs.  We had no officer compensation expenses in the three month periods ended September 30, 2010 and 2009.

Operating expenses increased from $18,403 for the six months ended September 30, 2009, to $26,564 for the six months ended September 30, 2010, due to increased costs related to professional services incurred.  Increased professional service costs including EDGARization fees, audit and accounting related fees for the filing of our Registration Statement on Form S-1.  We were also amortizing a pre-paid one year services contract with our transfer agent in 2010 that was not in force in 2009.

The Company recorded the minimum state tax provision of $800 for the State of California for the fiscal year ended March 31, 2010 and 2009, or $1,600 in aggregate during the fiscal year ended March 31, 2010.  The state minimum tax was not recorded during the fiscal year ended March 31, 2009 due to immateriality.

Liquidity and Capital Resources

Since our inception, we have financed our operations through loans, sale of our common stock, and funds generated by our business.  From time to time, our major stockholders and chief executive officer advance funding to the Company for our working capital purpose.  As of September 30, 2010, remaining advances from stockholders were $13,984.  The advances from the major stockholders and chief executive officer bear no interest and due on demand. However, our major stockholders and chief executive officer have no contractual obligations to fund our operations and no assurance can be given that future funding will be available through advances or loans from, our major stockholders and chief executive officer, or additional proceeds from sale of our common stock.  As of September 30, 2010, we had $9,128 in cash, which is not adequate to satisfy our ongoing working capital needs past December 2010.  During Fiscal Year 2011, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to keep the Company operating and support growth.

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities amounted to ($34,046) for the six months ended September 30, 2010.  We incurred net loss of ($21,712), an increase of $3,180 in accounts receivable, and a net decrease of ($7,929) in accounts payable and accrued expenses, which resulted in a net cash used in operating activities of ($34,046).

Net Cash Provided by (Used in) Investing Activities.  None.

Net Cash Provided by (Used in) Financing Activities.  Net cash provided by financing activities was $13,583 for the six months ended September 30, 2010, which represented a loan from our shareholders.

Given our recent trend of negative cash flows in our operations, which is an approximately $4,000 per month burn rate, we believe that unless gross profits increase we do not have sufficient capital to carry on operations past December 2010.  We plan to raise additional capital in a Regulation D Rule 505 exemption private placement equity offering within six months to secure the funds needed to finance our plan of operation for 2011 and overcome the uncertainty of our ability to continue as a going concern.  This $50,000 raise would allow us to continue for approximately 12 months past January 2011 at the projected burn rate of $4,000 per month, or $48,000 for 12 months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.  Our contingency plan if the funds cannot be raised is to; 1) have the company seek a bank credit line; 2) receive loans from our officers; 3) private equity investments or debt financing from individuals or entities.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs and public relations fees, among others.  If we are unable to raise additional capital or generate sufficient revenue we will have to curtail or cease our operations.

Management plans to also seek additional capital to fund operations, growth, and expansion through additional equity financing, debt financing, or credit facilities.  We have had early stage discussions with investors about potential investment in our firm at a future date.  No assurance can be made that such financing would be available on acceptable terms, and if available, it may take either the form of debt or equity.  In either case, the financing could have a negative impact on our financial condition and our shareholders.

Our continuing operations are dependent on our ability to obtain financing and upon our ability to achieve future profitable operations.  Our independent registered public accounting firm issued its audit report including an explanatory paragraph as to an uncertainty with respect to our ability to continue as a going concern.  If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

Off Balance Sheet Arrangements

None

Forward-Looking Statements

This report contains forward-looking statements, which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks detailed in our Registration Statement on Form S-1 filed with the SEC on October 6, 2010, in the section entitled "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

INFLATION

Inflation can be expected to have an impact on our operating costs.  A prolonged period of inflation could cause interest rates, wages and other costs to increase which would adversely affect our results of operations unless event planning rates could be increased correspondingly.  However, the effect of inflation has been minimal over the past two years.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

Our future operations and financial condition are dependent on our ability to successfully sustain not only our current revenue generating services, electronic document indexing, but also supplement or replace that revenue with revenue to be generated from other services we plan to provide, such as medical claims processing and collection solutions to the healthcare provider industry. Inherent in this process are a number of factors that we must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect future operating results and financial condition include, without limitation, the factors discussed below.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of September 30, 2010, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, including the Company's CEO, does not expect that the Company's disclosure controls and procedures or the Company's internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of September 30, 2010.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

Part II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently party to any legal proceedings.

ITEM 1A.  RISK FACTORS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)  Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer.**

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer.**

32.1	Section 1350 Certification by the Principal Executive Officer.**

32.2	Section 1350 Certification by the Principal Financial Officer and Principal Accounting Officer.**

** Filed herewith

(b) Reports on Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBOS, Inc.

November 12, 2010	By:	/s/ Deepak Danavar
Deepak Danavar , President and CEO