Form 10-Q
period 2010-12-31
iBOS, INC.
filed 2011-02-08
CIK 1459697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2010

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

(310) 595-5454

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

9,520,000 shares of common stock, par value $0.0001 per share, as of February 8, 2011

Transitional Small Business Disclosure Format (Check one). YES [   ] NO [X]

iBOS, Inc.

Form 10-Q

December 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

IBOS, Inc.

December 31, 2010 and 2009

Index to Financial Statements

Contents                                                                                                                                                                                                                 Page(s)

Balance Sheets at December 31, 2010 (Unaudited) and March 31, 2010

Statements of Operations for the Three and Nine Months Ended December 31, 2010 and 2009 (Unaudited)

Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended December 31, 2010 (Unaudited)

Statements of Cash Flows for the Nine Months Ended December 31, 2010 and 2009 (Unaudited)

Notes to the Financial Statements (Unaudited)

F-2 F-3 F-4 F-5 F-6 to F-12

IBOS, INC.

BALANCE SHEETS

	December 31, 2010	March 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,772	$29,591
Accounts receivable	31,423	23,861
Prepaid expenses	4,336	-

Total Current Assets	39,531	53,452

Total Assets	$39,531	$53,452

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$27,573	$24,639
Accrued expenses	2,300	8,100
Advances from stockholders	23,959	401

Total Current Liabilities	53,832	33,140

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 100,000,000 shares authorized,
9,520,000 shares issued and outstanding	952	952
Additional paid-in capital	57,456	57,456
Accumulated deficit	(72,709)	(38,096)

Total Stockholders' Equity (Deficit)	(14,301)	20,312

Total Liabilities and Stockholders' Equity (Deficit)	$39,531	$53,452

See accompanying notes to the financial statements.

IBOS, INC.

STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended	Ended	Ended	Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$32,109	34,259	$94,010	$173,988

COST OF SERVICES	29,158	31,108	85,407	159,884

GROSS PROFIT	2,951	3,151	8,603	14,104

OPERATING EXPENSES:
Advertising and promotion	-	-	-	3,578
Professional fees	12,863	2,000	38,180	14,310
General and administrative expenses	2,189	2,731	3,436	5,246

Total operating expenses	15,052	4,731	41,616	23,134

LOSS FROM OPERATIONS	(12,101)	(1,580)	(33,013)	(9,030)

LOSS BEFORE INCOME TAXES	(12,101)	(1,580)	(33,013)	(9,030)

INCOME TAXES
Federal	-	-	-	-
State	800	-	1,600	800

Total income taxes	800	-	1,600	800

NET LOSS	$(12,901)	$(1,580)	$(34,613)	$(9,830)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	9,520,000	9,520,000	9,520,000	9,407,136

See accompanying notes to the financial statements

IBOS, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Interim Periods Ended December 31, 2010
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity(Deficit)

Balance, March 31, 2009	9,200,000	$920	$14,758	$(15,273)	$405

Issuance of common stock for cash
at $0.10 per share from July 6, 2009
through July 27, 2009	320,000	32	31,968		32,000

Forgiveness of debt by stockholders			10,730		10,730

Net (loss)				(22,823)	(22,823)

Balance, March 31, 2010	9,520,000	952	57,456	(38,096)	20,312

Net (loss)				(34,613)	(34,613)

Balance, December 31, 2010	9,520,000	$952	$57,456	$(72,709)	$(14,301)

See accompanying notes to the financial statements.

IBOS, INC.

STATEMENTS OF CASH FLOWS

	For the Nine Months	For the Nine Months
	Ended	Ended
	December 31, 2010	December 31, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(34,613)	$(9,830)

Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	(7,562)	42,000
Prepaid expenses	(4,336)	-
Accounts payable	2,934	(37,774)
Accrued expenses	(5,800)	(5,500)

NET CASH (USED IN) OPERATING ACTIVITIES	(49,377)	(11,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) stockholders	23,558	233
Proceeds from sale of common stock	-	32,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	23,558	32,233

NET CHANGE IN CASH	(25,819)	21,129

Cash at beginning of period	29,591	11,511

Cash at end of period	$3,772	$32,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$1,600	$800

See accompanying notes to the financial statements.

IBOS, Inc.

December 31, 2010 and 2009

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

The Company provides web-based comprehensive selection of electronic medical claims processing and collection solutions to the healthcare provider industry.  Revenue generated for the interim periods ended December 31, 2010 and 2009 were solely from electronically indexing documents.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or March 31, 2010, no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended December 31, 2010 or 2009.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  There were no potentially dilutive shares outstanding at the reporting date for the interim period ended December 31, 2010 or 2009.

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

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $72,709 at December 31, 2010, a net loss of $34,613 and net cash used in operating activities of $49,377 for the interim period then ended, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from stockholders

Advances from stockholders at December 31, 2010 and March 31, 2010 consisted of the following:

	December 31, 2010	March 31, 2010
Advances from stockholders	$23,959	$401

	$23,959	$401

Stockholders of the Company advanced $29,298 in aggregate to the Company for working capital purposes  and the Company repaid $5,740 in aggregate for the interim period ended December 31, 2010. The remaining balance of advances from stockholders at December 31, 2010 was $23,959. Such amounts are unsecured, non-interest bearing and are due on demand.

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

Additional paid-in capital

On March 31, 2010, the stockholders and officers of the Company forgave $10,730 of their advances to the Company and contributed the same amount to capital.

NOTE 6 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

One (1) customer accounted for all of the sales and accounts receivable for the interim period ended December 31, 2010 and 2009.  A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Vendors and Credit Concentrations

One (1) vendor provided all of the services to its customer on a subcontractor basis and accounted for most of its accounts payable for the interim period ended December 31, 2010 and 2009.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009 AND THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009

The following table sets forth for the periods indicated certain statement of operations data:

STATEMENTS OF OPERATIONS DATA:	For the Three Months ended December 31, 2010 (Unaudited)	For the Three Months ended December 31, 2009 (Unaudited)	For the Nine Months ended December 31, 2010 (Unaudited)	For the Nine Months ended December 31, 2009 (Unaudited)
Net Revenues:	$ 32,109	$ 34,259	$ 94,010	$ 173,988
Cost of Services:	$ 29,158	$ 31,108	$ 85,407	$ 159,884
Gross Profit:	$ 2,951	$ 3,151	$ 8,603	$ 14,104
Operating Expenses:	$ 15,052	$ 4,731	$ 41,616	$ 23,134
Loss before income tax:	$ (12,101)	$ (1,580)	$ (33,013)	$ (9,030)
Income tax expense:	$ 800	$ -	$ 1,600	$ 800
Net Loss:	$ (12,901)	$ (1,580)	$ (34,613)	$ (9,830)
Net Loss Per Common Share – Basic and diluted:	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

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

OPERATIONS

Net Revenues

A summary of net revenues generated for the three and nine months ending December 31, 2010 and 2009 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Net Revenues	$32,109	$34,259	$94,010	$173,988

Total revenue for the three months ended December 31, 2010 was $32,109 compared to $34,259 for the three months ended December 31, 2009. This represents a decrease of $2,150 from that of the prior fiscal period or a decrease of 6.3%.  This decrease reflects a decrease in the number of pages and documents processed for our sole customer.

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

In the three months ended December 31, 2010, we processed approximately 320,000 pages, as compared to processing approximately 340,000 pages for same period in the prior year.  This is a decrease of about 5.9% of pages and documents processed between the two periods.  If we were to lose this sole customer’s business, our revenue stream would be greatly affected and decrease completely until we found other customers or generated income elsewhere.

Total revenue for the nine months ended December 31, 2010 was $94,010 compared to $173,988 for the nine months ended December 31, 2009.  This represents a decrease of $79,978 from that of the nine months ended December 31, 2009, or 46%.  This decrease reflects a decrease in the number of pages and documents processed for our sole customer.  This decrease in pages and documents processed is due to our sole customer being affected by the economic slowdown in the United States.

Cost of Services

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Cost of Services	$29,158	$31,108	$85,407	$159,884
% of Revenue	90.8%	90.8%	90.8%	91.9%

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

Gross Profit

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Gross Profit	$2,951	$3,151	$8,603	$14,104
% of Revenue	9.2%	9.2%	9.2%	8.1%

Gross profit decreased by $200 for the three months ended December 31, 2010 compared to the corresponding period in the prior year.  The decrease was due to an overall higher cost of services per page and documents processed, making the ratio of costs of services over net revenues higher in 2010.

Gross profit decreased by $5,501 for the nine months ended December 31, 2010, compared to the corresponding period in the prior year. The decrease was due to a decrease in the number of pages and documents processed.

Operating Expenses

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)
Operating Expenses	$15,052	$4,731	$41,616	$23,134
% of Revenue	46.9%	13.8%	44.3%	13.3%

Operating expenses for the three month periods ended December 31, 2010 and 2009 were $15,052 and $4,731 respectively.  This increase was due to increased professional costs such as accounting fees related to the preparation of our private placement documents and Registration Statement on Form S-1, auditing fees, attorney fees related to the preparation of offering documents and the Registration Statement on Form S-1, transfer agent fees that were not present in the three month period ended December 31, 2009, and increased advertising and promotion expenses.  These increases were due to increased activity and S-1 Registration Statement costs.  We had no officer compensation expenses in the three month periods ended December 31, 2010 and 2009.

Operating expenses increased from $23,134 for the nine months ended December 31, 2009, to $41,616 for the nine months ended December 31, 2010, due to increased costs related to professional services incurred.  Increased professional service costs including EDGARization fees, audit and accounting related fees for the filing of our Registration Statement on Form S-1.  We were also amortizing a pre-paid one year services contract with our transfer agent in 2010 that was not in force in 2009.

The Company recorded the minimum state tax provision of $800 for the State of California for the three months ended December 31, 2010 and $1,600 in aggregate during the nine months ended December 31, 2010.  The state minimum tax recorded of $800 for the nine months ended December 31, 2009.

Liquidity and Capital Resources

Since our inception, we have financed our operations through loans, sale of our common stock, and funds generated by our business.  From time to time, our major stockholders and chief executive officer advance funding to the Company for our working capital purpose.  As of December 31, 2010, remaining advances from stockholders were $23,959.  The advances from the major stockholders and chief executive officer bear no interest and due on demand. However, our major stockholders and chief executive officer have no contractual obligations to fund our operations and no assurance can be given that future funding will be available through advances or loans from, our major stockholders and chief executive officer, or additional proceeds from sale of our common stock.  As of December 31, 2010, we had $3,772 in cash, which is not adequate to satisfy our ongoing working capital needs past March 2011.  During Fiscal Year 2011, our primary objectives in managing liquidity and cash flows will be to ensure financial flexibility to keep the Company operating and support growth.

Net Cash Provided by (Used in) Operating Activities. Net cash used in operating activities amounted to ($49,377) for the nine months ended December 31, 2010.  We incurred net loss of ($34,613), a decrease in accounts receivable, a decrease in prepaid expenses, an increase in accounts payable and a decrease in accrued expenses, which resulted in a net cash used in operating activities of ($49,377).

Net Cash Provided by (Used in) Investing Activities.  None.

Net Cash Provided by (Used in) Financing Activities.  Net cash provided by financing activities was $23,558 for the nine months ended December 31, 2010, which represented a loan from our shareholders.

Given our recent trend of negative cash flows in our operations, which is an approximately $4,000 per month burn rate, we believe that unless gross profits increase we do not have sufficient capital to carry on operations past March 2011.  We plan to raise additional capital in a Regulation D Rule 505 exemption private placement equity offering within six months to secure the funds needed to finance our plan of operation for 2011 and overcome the uncertainty of our ability to continue as a going concern.  This $50,000 raise would allow us to continue for approximately 12 months past March 2011 at the projected burn rate of $4,000 per month, or $48,000 for 12 months.  However, this is a forward-looking statement, and there may be changes that could consume available resources before such time.  Our contingency plan if the funds cannot be raised is to; 1) have the company seek a bank credit line; 2) receive loans from our officers; 3) private equity investments or debt financing from individuals or entities.  Our long term capital requirements and the adequacy of our available funds will depend on many factors, including the eventual reporting company costs and public relations fees, among others.  If we are unable to raise additional capital or generate sufficient revenue we will have to curtail or cease our operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of December 31, 2010, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of December 31, 2010.

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

iBOS, Inc.

February 8, 2011	By:	/s/ Deepak Danavar
Deepak Danavar , President and CEO