Form 10-K
period 2011-03-31
Liberty Gold Corp.
filed 2011-07-28
CIK 1459697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 333-16135

Liberty Gold Corp.

-------------------------------------------------------------------

(Exact Name of Registrant as Specified in Its Charter)

Delaware ------------------------------------------------- (State or Other Jurisdiction of Incorporation or Organization)	80-0372385 ----------------------------------------- (I.R.S. Employer Identification No.)

2415 East Camelback Road, Suite 700, Phoenix, AZ 85016

-----------------------------------------------------------------------------

(Address of Principal Executive Offices)

602-553-1190

---------------------------------------------------------

(Registrant’s telephone number, including area code)

1065 Dobbs Ferry Road, White Plains, NY 10607

-----------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated Filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

   Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2011:  $ 1,728

The number of shares of the registrant’s common stock outstanding as of March 31, 2011: 9,520,000.

INDEX TO FORM 10-K ANNUAL REPORT

Page
PART I
Item 1. Business 3
Item 1A. Risk Factors 14
Item 1B. Unresolved Staff Comments 27
Item 2. Properties 27
Item 3. Legal Proceedings 28
Item 4. Removed and Reserved 28
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities 28
Item 6. Selected Financial Data 29
Item 7. Management’s Discussion and Analysis of Financial Condition an30
Results of Operations 29
Item 7A. Quantitative and Qualitative Disclosures about Market Risk 30
Item 8. Financial Statements and Supplementary Data 31
Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure 31
Item 9A(T) Controls and Procedures 31
Item 9B Other Information 32
PART III
Item 10. Directors, Executive Officers and Corporate Governance 32
Item 11. Executive Compensation 34
Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters 35
Item 13. Certain Relationships and Related Transactions, and Director Independence 35
Item 14. Principal Accountant Fees and Services 36
PART IV
Item 15. Exhibits and Financial Statement Schedules 37
Signatures 38
Financial Statements F-1

FORWARD-LOOKING STATEMENTS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS There are statements in this report that are not historical facts. These forward-looking statements can be identified by use of terminology such as believe, hope, may, anticipate, should, intend, plan, will, expect, estimate, project, positioned, strategy and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Report carefully, especially the risks discussed under Risk Factors. Although management believes that the assumptions underlying the forward looking statements included in this Report are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

References to “us”, “we” and “our” in this report refer to Liberty Gold Corp. F/K/A iBos Inc together with our subsidiaries.

ITEM 1.  BUSINESS.

Explanatory Note

Shortly after the period covered by this report, we entered into a transaction where our three officers sold all of their stock in us to Lynn Harrison, resigned, and we entered the business of gold exploration.  We filed a current Report on Form 8-k in April 2011 to reflect those changes.  The disclosure below, except where particularly indicated, relates to our former business and the financial statements included herein are the financial statements relating to our former business.

OUR BUSINESS THROUGH THE END OF THE YEAR ENDED MARCH 31, 2011

iBOS Inc. (“iBOS”, “we”, “us” or the “Company”) was initially formed as a California Corporation in April 2006 and became and Delaware Corporation in March 2009.  In 2011, iBos changed its name to Liberty Gold Corp

We performed and provided electronic document indexing, a web-based comprehensive selection of electronic medical claims processing, and collection solutions to the healthcare provider industry. Our sole customer, with whom we had entered into an open-ended non-expiring but terminable service agreement, only utilized document indexing, but we had the ability to perform other services that could have helped doctors, clinics, surgical or hospital based practices, and other healthcare providers and their vendors significantly improve daily insurance claims transaction administration and management as follows:

•	Increase office efficiencies and lower collection costs;
•	Reduce administrative workload;
•	Improve claims accuracy before submission to, and increase acceptance by, third party payers;
•	Reduce payment cycle time;
•	Improve cash flow management;
•	Increase revenue control;
•	Improve information management, financial security and provider regulatory compliance;
•	‘‘End-to-end’’ solution for claims management; and
•	Fully automate the revenue process by the use of electronic claims and remittance advice, and payment reconciliation

iBOS was in operation since April, 2006.  Since our inception, the appropriate people, repeatable business processes, and technology have been put in place with a goal to ensure financial stability and earnings growth.  Our current mission is to provide best-of-industry electronic indexing of paper medical records into a purchased EHR (Electronic health record) product for medical groups and hospitals.  Our past and present revenues have been generated solely by our electronic indexing service.  We were capable of providing, and planned to provide, our additional services in the future when our sole customer or prospective future customers would be ready and willing to hire us for these additional services.  We used a third party vendor that is based in Southern California to perform work for us, the exact name of said vendor is confidential to protect our competitive interest,  This vendor provided our electronic indexing service, however we planned to bring that work in-house when we had necessary funds to reasonably do so.  When a medical group and/or hospital purchases the EHR product all of its present and future medical information is added to the patient health record within our system to streamline patient care, reduce costs and decrease errors in prescriptions given.  Standard practice requires that medical groups and/or hospitals update and retain these electronic charts and records going back 5-7 years depending on the age and medical history of the patient.

BUSINESS SERVICES

Our solutions and services improved a healthcare provider’s ability to electronically index documents, process and manage claims, and streamline office workflow. The burden of medical records in a physician practice is extreme. Overcrowded offices lead to inaccessible charts; whether misplaced, lost, or in use by another staff member. Physician practices continue to seek a solution to reduce or eliminate the increasing volumes of paper within their organizations. The optimal product would eliminate the issues of overcrowded office space and storage facilities as well as the problems associated with paper medical records like lost or misplaced patient charts. Physicians demand a flexible, easy-to-use solution, yet one capable of standardization for consistency and compliance. In short, physician practices need a solution that increases staff efficiency, productivity, and patient satisfaction, all while reducing operational costs.  Following are the services previously provided by us to meet these needs.

Our billing solution provided value added for improved efficiencies. As part of our solution, the billing platform offered collections and appeals services, as well as solutions for the collection of old existing medical claim submissions. Our billing solution was designed to operate in an integrated fashion with the other solutions and services. There are fewer manual and paper functions to be performed in the combined claims management processing/billing solutions process. This can reduce a healthcare provider’s claims related operations. Although we are only provided document indexing to our sole customer, the range of services we could have provided included:

•

Document Indexing: electronic indexing of paper medical records to allow for easy access of patient information with a touch of a button

•

Billing: focused on managing and optimizing the revenue cycle for healthcare providers

•

Collections: specialized in collection of small balance accounts, managed care verification, payments and profit line analysis for hospitals

•

Accounting: seamless extension for accounting departments enabling operations to be more efficient

•

Consulting: information for best practices on a multitude of practice issues ranging from new practice start-ups to cost containment on overhead expenses

•

Record Management: Electronic Medical Record (“EMR”) Services to provide a paperless back-office

Our past and present revenues have been generated solely by our electronic document indexing service, which is currently provided by a third party subcontractor.  We plan to bring this service in house once sufficient capital is raised to purchase the required software and computer equipment.  We can perform, and plan to provide, our additional services in the future and to take on more customers.  We are capable of providing, and plan to provide, our additional services in the future when our sole customer or prospective future customers are ready and willing to hire us for these additional services.  When our company’s capital resources are sufficient to hire additional employees, we shall expand accordingly to increase business operations and revenues.

Consulting Services

Although we provided solutions that did not require our customer or prospective customers to purchase new hardware or software, healthcare providers can take advantage of customized and premium enhancements through our third party associates, including enhanced billing and collection services. Consulting services are also available to enhance healthcare provider practices or business operations.

Revenue Generation

Our Business During the Year ended March 31, 2011

Backscanning and Electronic Indexing Fees.  Customers would be charged a per page fee to scan paper medical records, and electronically index the documents into the appropriate sections of electronic health records, with a minimum daily fee of $252 for each 24 hour period except holidays and weekends if a certain number of indexed pages are not met.

Potential Business

We planned to provide services and generate revenues from the following:

Examples of other services we could have performed and planned to earn revenue from in the future as we expanded included the following:

Subscription Fees:  Healthcare providers are typically charged a percentage of the value of every claim that we process for administration of claims, including claims remittances through various accounts.

Billing Solution Fees:  Providers are typically charged a percentage of the value of every claim that is collected by our service for collections, appeals and patient letter billing services; occasionally, other payment arrangements are made.

Support Fees:  Healthcare providers and financial institutions are typically charged a one-time setup and training fee.

Customization and Consulting Fees:  Our sole customer or future customers would be charged for any non-standard customer support, consulting and any customization, such as for electronic interfaces from the healthcare provider’s existing legacy management system to our systems.

MARKET FOR OUR SOLUTIONS AND SERVICES

Healthcare providers face serious challenges in processing claims submitted to third party payers, as well as in getting correct and prompt payment from payers. Claims must be prepared by gathering data from the front office to the back, with processing often occurring at different times and locations for each procedure. Many healthcare providers’ current billing systems require the performance of different steps by different third party sources. Claims can move among the healthcare provider’s internal staff, through a practice management system and across multiple offices, to billing, editing engines, clearinghouse, contract management, banking and other resources.

The need for security and privacy of patient information requires complex data management. Claims may be processed on the payer end through out-of-network claims administrators, re-pricing organizations, third party administrators, managed care organizations, independent physician associations, and preferred provider organizations. Further, healthcare providers face continuing pressure from payers to accept lower fees on changing definitions of covered claims, with variations in customary remittance values. At the same time, payers require precise documentation and justification for covered claims.

Claims may be rejected for a variety of reasons including medical necessity, eligibility, coding errors, tardiness, deductibles, referrals, pre-certifications and improper documentation. Lack of access to basic, but important, claim information and the lack of real-time data and feedback may waste office hours and affect reimbursement. Repetitive paperwork and phone conversations dealing with disputes, errors and rejections may be typical occurrences in the provider’s office. Additionally, the failure, or inability, to match claims against existing contracts, when added to these other factors, can make it extremely difficult to determine how much and when the healthcare provider will be paid.

Management of the status of claims and valuation, remittance and validation of proper payment and disbursement requires detailed real time information. If claims are not being compared to contracts in real time, and if robust tracking and auditing mechanisms are not in place, then the availability and transparency of data cannot be optimized. As a result, the healthcare provider’s financial managers may only estimate results, with varying degrees of volatility, cash flow predictability and accuracy. Moreover, they may miss, ignore or abandon incorrect or partial payments.

The challenges faced in connection with claims management can result in lost revenue, volatile and unsatisfactory cash flow, inaccurate reporting, inefficient management of operations and attendant increases in office workload, expenses and costs of borrowing. Healthcare providers have used a patchwork of internal and third party resources to address these problems. For example, billing and practice management systems attempt to address the claims processing market predominantly by selling proprietary hardware and software products (and maintenance and upgrades or customization), with various features and benefits. They may or may not generate Health Insurance Portability and Accountability Act of 1996 (‘‘HIPAA’’) compliant electronic forms from their systems, and if they do, such forms may be mapped and formatted in different ways, leading to potential errors and problems with acceptance and payment. Ultimately, they offer tools that require office staff and/or external resources to perform critical claims management functions.

Claims-related management challenges have also greatly impacted the borrowing abilities of healthcare providers. Healthcare providers typically borrow by factoring their receivables arising out of non-Medicare insurance claims, personally guarantying a loan with their own credit or taking an expensive asset-based loan against claims receivables at a significant discount with significant required reserves. Lenders typically have not been able to offer short term, revolving credit lines on receivables arising out of insurance claims, because of the existing difficulty in qualifying them as low risk, high quality, and commoditized collateral. Lenders remain concerned about safely and accurately assessing either the true value or the payment risk associated with any given claim or group of claims. Any solution to this problem is further complicated by the lender’s resistance to risking the purchase of an inadequate or expensive customized solution to serve this market.

We believe our integrated suite of solutions and services offered healthcare providers and their lenders comprehensive, cost efficient and superior claims processing and management solutions over the internet. Our system was designed to become a healthcare provider’s single source platform for integrating claims management and funding functions. Our solutions and services were designed to improve claims accuracy, valuation and remittance success, enabling outsourced payer contract management, facilitate prompt financing of claims, and produce superior cash and information management.  Our technology based services also were designed to offer benefits to small and medium healthcare provider practices with limited resources and staff, allowing them to perform or facilitate the performance of tasks and functions previously only available to much larger practices capable of purchasing more sophisticated and expensive tools and hiring more people to use them. It also was designed to allow many financial institutions to lend to healthcare providers on qualified receivables, at risk and cost factors not previously available. With our products and services, healthcare providers of a variety of specialties and sizes might have had the ability to leverage an ‘‘end-to-end’’ claims management solution.

By combining automated batched and real time functionality into a proprietary ‘‘end to end’’ claims management, we believe that our solutions and services were designed to offer superior value and competitive advantages, including the following:

•	Reduced Workload

•	‘‘Pay As You Go”

•	Increased Efficiency/Lower Costs

•	Superior Information Management

•	Web-based, User Friendly Technology

•	Integrated Functions

•	Features Appeal to Lenders

•	Contract management is critical to maximizing reimbursement

•	Superior Claims Engine

•	Module Independence

INDUSTRY ANALYSIS

Industry Size:

Healthcare has been called the single largest U.S. industry. According to the Centers for Medicare and Medicaid Services (CMS), it is expected to reach $3.0 trillion plus over the next three years. The National healthcare expenditure projections are produced annually by the Office of the Actuary at the CMS. They are based on historical national health expenditures and a model framework that incorporates actuarial, econometric and judgmental factors. National health expenditures are forecast to reach $3.3 trillion by 2012, growing at a mean annual rate of 7.3%. During this period, health spending is expected to grow 2.5% per year faster than nominal gross domestic product (GDP), so that by 2012 it will constitute approximately 18.8% of GDP compared to its 2000 level of 13.8%. (statistics available free of charge on the Centers for Medicare and Medicaid Services (CMS) website located at www.cmr.hhs.gov)

Market Needs

Technology has provided increased efficiency, especially in the delivery of healthcare. However, one of the most troubled areas is the medical claims billing, processing, and payment area. This segment continues to suffer errors and inefficiencies, as well as large amounts of paper transactions and piecemeal solutions, leaving a significant claims management burden in the provider’s back office.

Claims processing is a chief contributor, since the vast majority of claim transactions require a large amount of manual intervention. Healthcare is unlike many other businesses in that the value of the service is determined retrospectively. This negative aspect of the business becomes more evident and pronounced when coupled with Workers Compensation and Personal Injury medical services, which have additional administrative hurdles to overcome to receive payment. These facts, combined with a paper and manual work dependent system, result in significant inefficiencies in the claims filing, payment and reconciliation process. Our system was designed to reduce these inefficiencies by automating and replacing many manual labor intensive paper-ridden processes with fully electronic processes, which could increase the information available to manage and collect outstanding claims.

Payers realize the importance of moving claim transactions to electronic media through the internet. From the payers’ perspective, administrative costs could be substantially lowered if claims were submitted electronically and were accurate enough to be adjudicated by a computer system without any requirement for manual intervention and/or resubmission. Payers could also save administrative costs by implementing electronic payment systems, including electronic explanation of payments.

HIPAA requires payers to move to electronic claim transactions and establish format standards. As HIPAA compliance is now enforceable by fines, the pressure for secure and compliant solutions has become greater than ever.

HIPAA has compelled health plans, clearing houses and other healthcare providers to move to a uniform electronic format. Specifically, HIPAA requires standard electronic formats for the following transactions:

•	Healthcare claims or equivalent encounter information;
•	Healthcare payment and remittance advice;
•	Coordination of benefits when separate plans have differing payment responsibilities;
•	Health claims status when providers inquire about claims they have submitted;
•	Plan enrollment and dis-enrollment;
•	Health plan eligibility;
•	Health plan premium payments;
•	Referral certifications and authorizations;
•	First reports of injuries or illnesses;
•	Health claims attachments used to justify services; and
•	Other transactions the federal government may specify in the future.

We view this highly inefficient market as our primary opportunity. Our solutions and services can significantly decrease the cost of claims processing for both providers and payers, and can also create a new asset class consisting of claims, against which financial institutions can lend.

MARKET STRATEGY

During the year ended March 31, 2011, we planned to sell our services to physician and clinical service group practices, hospitals, rehabilitation centers, nursing homes and certain related practice vendors by using internal and external resources. Internal resources will consist mainly of specialized sales executives with industry knowledge and/or a portfolio of contacts.

Our marketing was based on prioritizing potential subscribers by size, location and density, need for our products and services and distribution opportunities. Accordingly, we expected to focus our marketing efforts in geographic areas that contain high concentrations of prospective customers, such as California. Since part of our business involved management and review of healthcare provider contracts with payers, and their contracts tend to be similar by region, we believed that a concentration of marketing efforts in areas with high concentrations of prospective customers would also reduce costs (for example, by reducing processing of repetitive contract pricing and increasing set-up efficiencies for field reps) as well as increasing revenues.

Media Marketing

Our advertising strategy prioritized spending to facilitate sales goals. We expected to utilize internal and external resources to develop advertising mediums to open the appropriate sales opportunities, which may have included the following:

•	Business-to-business advertising;
•	Search engine and Web-site advertising;
•	Direct marketing;
•	Magazine/trade journal advertising;
•	Trade-show advertising; and
•	Media Advertising (television, radio, billboards, Internet, etc.).

Sales Methods

Sales would have been generated by conventional methods, which might have included direct sales calls, trade shows, seminars, dinners, Webcasts and direct mail. Lead generation would have included internet presence and third party referral sources.

Mr. James Villalobos was our Vice President of Sales and Marketing during the fiscal year ended March 31, 2011.  Mr. Villalobos’ duties included managing our current customer as well as soliciting potential new customers.  As we expanded and gained additional customers outside of our sole customer, James would have been responsible for building and managing a sales team to go through a national expansion of our services to medical groups and hospitals country wide.

COMPETITION

The market for medical claims-related products and services is generally highly competitive and subject to constant change as a result of new product introductions, technological developments and market activities of industry participants. We anticipated competition from a number of public and private companies involved in the business of medical claims transaction processing and solutions, including editing engines, claims management and/or practice management systems, clearinghouses, and medical receivable funding companies. We were also aware that other companies offer products and services with some or many features similar to those that we are capable of providing and have proven track records across a substantial customer base.

We initially planned to compete on price and service, meaning we would have offered competitive prices to keep our sole customer enrolled with us and would have offered lower service prices to potential future customers than they might find elsewhere.  We felt potential customers in our industry base a lot of their decision on which company to hire on the cost of services.  Therefore we felt that if we can beat the prices quoted by competing companies and save potential customers 5-10% in costs, we would have had a competitive edge when marketing our services to potential new customers and keeping our current customer using our services.  Because we were a boutique company, we had a small office and work very closely with our sole customer and will work closely with any additional future customers.  By keeping our overhead low, which is accomplished in part by free office space, we could have kept our service costs low as well.  We felt our customer service was of a higher caliber than what other larger firms offer because we had minimal layers of intra-business departments and when we had one key person communicating business needs with our customer there is no communication loss or confusion that might arise as in a larger firm that might use several different people on each customer.  We also were available to speak with our sole customer and any additional future customers after normal business hours end and that is better customer service than many other competitors offer.

PRINCIPAL CUSTOMER

One (1) customer accounted for all of total sales for the fiscal years ended March 31, 2011 and 2010.  The sole customer is a growing non-profit, community based health care delivery network in Southern California that includes multiple hospitals and thousands of affiliated physicians.  A reduction in sales from or loss of such customer would have a material adverse effect on our results of operations and financial condition.  We were not aware of any negative trends, impeding business issue, or uncertainties related to their business that would adversely impact us.

RESEARCH AND DEVELOPMENT

None.

EMPLOYEES

At March 31, 2011 we had no employees, however Mr. Danavar, Mr. Sharma, and Mr. Villalobos performed employee like services for our company on a part time basis.  Mr. Danavar and the other officers worked approximately 10 hours each per week for our benefit.  Employee-like services provided by our officers and directors are not compensated at this time and no employee contracts with them have been entered into.  These individuals had other employment and responsibilities outside of us.  We planned to expand our operations and to hire employees in the future when economically feasible.

BUSINESS OPERATIONS AFTER APRIL 5, 2011

Stock Purchase Agreement

On April 5, 2011, a Stock Purchase Agreement (the “SPA”) by and among our three officers and directors Deepak Danavar, Ravi Sharma, and James Villalobos, us and Lynn Harrison (“LH”) was executed and a closing was held under the SPA.

Pursuant to the SPA (i) LH purchased an aggregate of 8,280,000 shares of our common stock (87% of the outstanding shares) from Messrs. Danavar, Sharma and Villalobos for an aggregate purchase price of $370,000.00; (ii) we disposed of its California subsidiary by transferring its shares to Messrs. Danavar, Sharma and Villalobos;  (iii) LH was elected our sole director; (iv) LH was elected our President and CEO  and Frank J. Hariton was elected our secretary; and (v) Messrs Danavar, Sharma and Villalobos each resigned as our officers and directors.   LH made the purchase of the shares with her own funds.

Property Purchase Agreement

On April 5, 2011, we entered into a Property Purchase Agreement (“PPA”) with Precious Metals Exploration Corp., an unaffiliated seller with offices in Sweden (the “Seller”), for the purchase of an undivided 60% right title and interest in certain mining claims in Alaska in exchange for 40,000 shares of our common stock and the retention by the Seller of a 5% Net Smelter Royalty, as defined in the PPA.  The PPA agreement further provides for the issuance to the Seller of 40,000 additional shares of our common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold and requires us to expend at least $300,000 in exploration and mine development work on the property over three years commencing with the closing under the PPA.  The closing under the PPA, in addition to the satisfaction of the usual conditions is also subject to our (i) changing its corporate name; (ii) affecting a 50 for 1 stock split; (iii) increasing its authorized common stock to 250,000,000 shares, par value $0.001 per share; and (iv) the retirement of at least 80% of all presently outstanding shares. By May 19, 2011 we had met all of these conditions and the 40,000 share numbers above represent 500,000 post stock split shares.

The Properties

The claims consist of three separate blocks that are partially contiguous and located 2.5 miles west of the Pogo 3.6 million ounce Pogo deposit; the Indian claims (2 square miles – 32 state claims); the Aurora claims (1 square mile – 4 MTRSC state claims; conversions in- progress by the Alaska Division of Natural Resources): and the Rainbow claims (1 square mile – 4 MTRSC state claims). All claims are located on State of Alaska lands and are currently active and in good standing. The Rainbow, Indian and Aurora and collectively referred to as the RAI properties.

The claims are situated 80 air miles southeast of Fairbanks and 2.5 miles west of Teck-Cominco’s Pogo gold deposit in the Goodpaster Mining District of east central Alaska. Each claim block consists of active State of Alaska mining claims located in the Big Delta B-2 and B-3 1:63,360 Quadrangles.  Limited prospecting has found elevated gold and trace elements in a sporadic suite of rock and soil samples on the properties. Quartz vein float samples with up to 2.4 g/t gold and anomalous arsenic and bismuth are found from prospected slopes less than 3 miles from the Pogo mine, on trend to the east.

GEOLOGY

The properties, as mapped by State geologists, are underlain predominately by pre-Mississippian paragneiss with lesser schist and quartzite, and Mississippian-Devonian orthogneiss rock packages, which both typically only crop out along prominent ridges. In general, foliation within the paragneiss strikes westerly and dips moderately to the south. Cretaceous age granite, granodiorite and tonalite plutons are mapped and in close proximity to the RAI properties. The granodioritic Goodpaster Batholith (Cretaceous) underlies a corner of the Indian block and extends further to the north and east.

The Aurora block is underlain by paragneiss (pMp), schist, and quartzite (pMsp) with minor orthogneiss (MDogd). Several early Tertiary basaltic dikes were noted by AngloGold geologists.  The Indian block is predominately underlain by orthogneiss (MDot and MDog), which is the same unit hosting the nearby Pogo deposit. Granodioritic phases of the Goodpaster Batholith lie along the northern edge of the claim block.  The Rainbow block consists mostly of paragneiss (pMp), hornfels surrounding a 96.5 to 99 Ma tonalite (Ktn), and lesser orthogneiss (MDogd). The tonalite is of the same age and composition as the block faulted tonalite proximal to the Pogo deposit and often locally referred to as the “Pogo diorite”. The northwest- trending gneissic packages and tonalite are easily linked between Rainbow and Pogo after restoring the inferred off-set along the intervening faults.

A small moderately sericite-carbonate altered Cretaceous granodiorite/quartz monzonite dike was noted by AngloGold geologists in the northwestern corner of the Rainbow claim block.  AngloGold described areas of alteration of the gneiss units on the property as consisting of localized moderate to strong silicification, sulfidation, sericite +/- carbonate alteration and small-scale quartz veining often associated with weak pervasive iron oxide staining.

GEOCHEMISTRY

Quartz veins with disseminated arsenopyrite are found in float along the western edge of the Rainbow Block near the mapped contact between the paragneiss, orthogneiss, and tonalite. These veins contain up to 2.4 g/t gold with high arsenic (>10,000ppm) and anomalous bismuth (27ppm). Higher up this slope and along the ridgeline connecting with the Aurora block are several rock samples with anomalous gold (~150ppb), arsenic, and bismuth. Soil samples collected in this area are also anomalous in gold (25-50ppb) and arsenic. Systematic soil grid sampling would better define targets in this talus and vegetation covered area.

In 2003 AngloGold spent 4-man days soil sampling along ridgelines in the Indian block and returned uniformly low gold (up to 17ppb) and trace element values. Limited sampling by the property owners has identified anomalous gold in soil to 31ppb.

A series of standard -80 mesh stream sediment samples collected by AngloGold in 2002 identified anomalous gold (10, 11, and 12ppb), arsenic and detectable bismuth and tellurium from the two east-west oriented creeks draining the Rainbow and southern Aurora blocks. Another stream sediment sample returned 23ppb gold, 198ppm arsenic, 30ppm antimony, with detectable bismuth and tellurium from a small stream draining the northwest corner of the Aurora block.

Only sporadic sampling since 1999 has occurred on the RAI properties. Almost all of the soil and rock samples were collected by the property owners, and only as time away from full-time work schedules and money allowed. No systematic soil or rock survey has been done on the Aurora and Rainbow blocks, leaving a large area of unexplored ground open to evaluation.

GEOPHYSICS

In 1999 and again in 2004 the State of Alaska funded an airborne geophysical survey over a large portion of the Goodpaster Mining district that encompassed the RAI claim blocks. The survey collected magnetic, conductive and radiometric data at 400m line spacings with 5km spaced tie lines. Hornfels surrounding a mapped tonalite is well defined as strongly magnetic (red to purple) on the Rainbow block with weak magnetic (green to blue) responses coming from the paragneiss and orthogneiss packages proximal to the RAI properties. The large magnetic response on the northern half of the Aurora block may indicate a shallow unexposed hornfels and associated intrusion similar to the tonalite found on the Rainbow block. Of particular interest are the similar magnetic signatures found at the Pogo deposit and its nearby tonalite, to the signatures found on the RAI properties.

Management believes that the properties control mineral rights in a highly favorable location, with prospective geology and geophysical signatures similar to the 3.6 million ounce Pogo deposit located only 2.5 miles to the east.  The discovery of gold bearing quartz veins (up to 2.4 g/t Au) with bismuth and arsenic signatures indicating close proximity to an intrusive-hydrothermal source, warrant a systematic follow-up program of exploration. Work to date on the property has been sporadic.

Other Recent Property Acquisitions

On July 13, 2011, we entered into an Asset Purchase Agreement (“Mexican APA”) with Precious Metals Exploration Corp., an unaffiliated seller with offices in Sweden (the “Seller”), for the purchase of an undivided 75% right title and interest in certain mining claims in Hostotipaquillo, Mexico in exchange for 3,000,000 shares of our common stock to be issued 50% on closing, an additional 25% after six months and the final 25% after 12 months.  The Mexican APA further provides for the issuance to the Seller of 5,500,000 additional shares of our common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires us to expend at least $850,000 in exploration and mine development work on the property over fifteen months commencing with the closing under the Mexican APA (including $350,000 in the first 3 months).  We are also required to hire a project manager designated by the Seller at $10,000 per month.  Management believes these properties to be promising prospects.

On July 18, 2011, we entered into an Asset Purchase Agreement (“APAAR1”) with Precious Metals Exploration Corp., an unaffiliated seller with offices in Sweden (the “Seller”), for the purchase of an undivided 100% interest in 2 patented claims, 6 federal claims and 25 prospects comprising 660 acres near Kingman, Arizona.  The purchase price was $600,000 payable in installments in the seven months following the closing and 500,000 shares of our common stock. APAAR1 further provides for the issuance to the Seller of 1,500,000 additional shares of our common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires us to pay a 5% smelter’s royalty.  Management believes these properties to be promising prospects.

On July 18, 2011, we entered into a second Asset Purchase Agreement (“APAAR2”) with Precious Metals Exploration Corp., an unaffiliated seller with offices in Sweden (the “Seller”), for the purchase of an undivided 100% interest in 2 patented claims and 5 federal claims comprising roughly 134 acres in Mohave County, Arizona.  The Purchase Price was $674,022 payable in installments in the twenty months following the closing.  Management believes these properties to be promising prospects.

Item 1A.  Risk Factors.

Risks Relating To Our Prior Business

You should carefully consider the risks described below before investing in our publicly traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions, geopolitical events, climate change and international operations. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

We had a very limited operating history, making it difficult to accurately forecast our revenues and appropriately plan our expenses.

We began operations as iBOS, Inc. in April 2006.  We incurred net losses of ($11,609) for the three months ended June 30, 2010, net losses of ($22,823) for the fiscal year ended March 31, 2010, and net losses of ($12,525) for the fiscal year ended March 31, 2009. For the fiscal year ended March 31, 2011 we incurred losses of ($41,189).

Because we have had a limited operating history, it is difficult to accurately forecast our revenues and expenses. Additionally, our operations will continue to be subject to risks inherent in the establishment of a developing new business, including, among other things, efficiently deploying our capital, developing our product and services offerings, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our products. Our ability to generate future revenues will be dependent on a number of factors, many of which are beyond our control, including the pricing of other services, overall demand for our products, market competition and government regulation. As with any investment in a company with a limited operating history, ownership of our securities may involve a high degree of risk and is not recommended if an investor cannot reasonably bear the risk of a total loss of his or her investment.

If we did not receive additional funding to expand operations the value of our stock could have been adversely affected.

As of March 31, 2011, we had cash of $7,574 and we estimate that such cash reserves were not sufficient to fund our daily operations. To fund our daily operations we needed to raise additional capital or employ other financing alternatives.  No assurance could be given that we would have received additional funds required to fund our daily operations.  In addition, in the absence of the receipt of additional funding we would have been required to scale back current operations or cease operations completely.  In part, because of these obvious financial pressures and the unlikelihood of obtaining significant funding, we opted to change our line of business.

Competition from providers of similar products and services could have adversely affected our revenues and financial condition.

We competed in a rapidly evolving, highly competitive and fragmented market. We expected competition to intensify in the future. There was no assurance that we would have been able to compete effectively. We believed that the main competitive factors in the medical transactions processing, billing and payment industry included effective marketing and sales, brand recognition, product quality, ease of product use, niche marketing and segmentation and value propositions. Competitive factors also include the features, functionality and cost of product and services. Many of our competitors are established, profitable and have strong attributes in many, most or all of these areas. They might have been able to leverage their existing relationships to provide alternative products or services on more attractive terms or with better customer support. Other companies also might have entered our markets with better products or services, greater financial and human resources and/or greater brand recognition. Competitors may have continued to improve or expand current products and introduced new products. We might have been perceived as relatively too small or untested to be awarded business relative to the competition. To be competitive, we would have had to invest significant resources in business development, advertising and marketing. We may also have had to rely on forming personal and business relationships for critical branding and rely on existing personal or business relationship leverage, which relationships may or may not have been available or sufficient. We could not assure that we would have sufficient resources to make these investments or that we would be able to make the advances necessary to be competitive. Increased competition might have resulted in fee reductions, reduced gross margin and loss of market share. Failure to compete successfully against current or future competitors would have resulted in less revenue and have a material adverse effect on our business, operating results and financial condition.

If our sole customer terminated our Service Agreement or if the service agreement were not renegotiated or extended past the October 1, 2011 expiration date, our business could have been adversely affected.

We had one customer for which we relied upon for all of our revenue generation.  Unless we attracted additional customers the number of revenue streams into us, our business success would have been completely dependent upon the relationship and agreement we had with this sole customer.  Our agreement with the customer could have been terminated at any time by either party with a 90-day notice.  At this time, or any time before attracting additional customers, losing our customer would have resulted in a material adverse effect on our business, operating results, and financial condition and we would have to curtail operations or discontinue operations completely.

If our technology is not operational and usable it could adversely affect our business.

We relied almost exclusively on the technology of the third party.  We believed that we could not operate as a stand-alone business without the operations and usability of third party software. As a result, the success of our business was materially and substantially dependent on third party software (and the availability, operability and use of such technology in whole or in part). If the technology were not usable, we would have been unable to operate.

Our services were designed to rely upon third-party software that is non-proprietary to us, which we did not own.  The software was owned and operated by our third party vendor, with whom we had a Subcontract Agreement that expired October 1, 2011, and was terminable by either party with 90-day notice and is compatible with the indexing service we provided.  We depended on these other companies for software updates, technical support and possibly for system management or for new product development. Although we believed there might be alternative suppliers for some or all of these technologies, it would have taken a significant period of time and money to establish relationships with alternative suppliers and substitute their technologies for technologies currently being used. The loss of any of our relationships or agreements with these suppliers could result in system shut downs and/or the inability to provide services, which could result in a material adverse effect on our business, operating results and financial condition.

If our systems failed, it could have interrupted operations and could have adversely impacted us.

Our operations were dependent upon our ability to support our complex network infrastructure which is owned by our third party vendor and avoid damage from fires, earthquakes, floods, hurricanes, power losses, war, terrorist attacks, telecommunications failures and similar natural or manmade events. The occurrence of a natural disaster, intentional or unintentional human error or action, or other unanticipated problem could have caused interruptions in the services that we provided. Any damage or failure that causes interruptions in our operations could have resulted in loss of revenues from our customer or prospective customers, loss of our customer or prospective customers, monetary damage, or increased costs of operations, any or all of which could have had a material adverse effect on our business, operating results and financial condition.

If the partnership retained with our third party vendor was discontinued, or if they become insolvent, dissolve, or the quality of work becomes substandard, our ability to provide services will be greatly hindered.

The failure of our third-party vendor backbone providers to provide the data communications capacity that we require, as a result of natural disaster, operational disruption, insolvency, dissolution, or any other reason would certainly cause interruptions in the services that we provide and hinder our operations.

If our provided technological services are replaced with newer technologies or methodologies that are more competitive and better accepted by our sole customer, potential customers, and future regulations, our ability to compete will be diminished.

Newer technologies such as encrypted medical records on computer chip cards, bar-coding systems, and other methodologies could inhibit our company from continuing its services in the capacity of electronic indexing of files.  Our revenue stream would be substantially, if not completely affected and we could lose our current customer if they accepted a different process to the electronic indexing that we provide, as this is the only service we presently generate revenue from.

Our services were designed to rely upon third-party software that is non-proprietary to us, which we do not own currently.  The software is owned and operated by our third party vendor, with whom we have a Subcontract Agreement that expires October 1, 2011, and is terminable by either party with 90-day notice and is compatible with the indexing service we provide.  We will depend on these other companies for software updates, technical support and possibly for system management or for new product development. Although we believe there might be alternative suppliers for some or all of these technologies, it would take a significant period of time and money to establish relationships with alternative suppliers and substitute their technologies for technologies currently being used. The loss of any of our relationships or agreements with these suppliers could result in system shut downs and/or the inability to provide services, which could result in a material adverse effect on our business, operating results and financial condition.

If we had been unable to retain key personnel it would have had an adverse effect on our business. We did not maintain ‘‘key man’’ life insurance policies on our key personnel.

Our operations had been and dependent on the efforts of Mr. Deepak Danavar, our President and Chief Executive Officer, Mr. Ravi Sharma, our Chief Financial Officer and Corporate Secretary, and Mr. James Villalobos, our Vice President of Sales and Marketing. The development of improvements to our products and services, as well as the development of new products were dependent on retaining the services of certain technical personnel who were involved in the development of our products and services. The loss of key management, the inability to secure or retain such key personnel with unique knowledge of our products and services and the technology and programming employed as part of our products and services, or an inability to attract and retain sufficient numbers of other qualified management personnel would have adversely affected our business, products and services and could have had a material adverse effect on our business, operating results and financial condition.

We did not have ‘‘key man’’ life insurance policies for Mr. Danavar, Mr. Sharma or Mr. Villalobos. Even if had obtained ‘‘key man’’ insurance for Mr. Danavar, Mr. Sharma or Mr. Villalobos of which there could have been  no assurance, the amount of such policies might not have been sufficient to cover losses experienced by us as a result of the loss of Mr. Danavar, Mr. Sharma or Mr. Villalobos.

Our management served us on a part time basis and conflicts could have arisen.

Mr. Danavar, Mr. Sharma, and Mr. Villalobos performed employee like services for us on a part time basis.  Mr. Danavar and the other officers worked approximately 10 hours each per week for our benefit.  Employee-like services provided by our officers and directors were not compensated in the fiscal year ended 2011 and no employee contracts with them have been entered into.  These individuals have other employment and responsibilities outside of the Company.  While they will each sought to give us sufficient time to allow us to operate on a basis that was beneficial to our shareholders, this goal might not have been accomplished and our operating results might have been negatively impacted by the unavailability of our key personnel.

If we failed to attract skilled personnel it could have adversely affected our business.

Our future success in our prior business depended, in large part, on our ability to attract and retain highly skilled personnel. If we were unable to attract or retain qualified personnel in the future or there were any delays in hiring required personnel, particularly technical, sales, marketing and financial personnel, it could have had a material adverse affect our business, operating results and financial condition.

In our prior business we would have needed to expand our sales operations and marketing operations in order to increase market awareness of our products and generate revenues. New sales personnel and marketing personnel would have been required training and it would have taken time to achieve full productivity. Competition for such personnel was intense. We could not be certain that we would have been successful in attracting and retaining additional qualified personnel.

We were subject to substantial government regulation which could have adversely affected the way we conducted our business and the costs of conducting our business.  The United States healthcare industry is currently changing and new legislation, offered incentives, and regulations might have inhibited our business.

The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences.  Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems, such as the Balanced Budget Act of 1997 and the Medicare Modernization Act of 2003. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Current or future government regulations or healthcare reform measures, such as the healthcare reform legislation that was enacted in 2010, may affect our business. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our products and services.

The healthcare industry and standards of medical record keeping may be currently changing due to proposed healthcare reform and passed legislation.  There are many companies that have electronic medical record technologies that have incentives to replace paper and electronically indexed recordkeeping.  A healthcare bill was passed by the Unites States Congress and Senate recently that will open pathways for an evolving healthcare industry that could be detrimental to our current method of indexing medical records.  On January 13, 2010, the Centers for Medicare and Medicaid Services and the Office of the National

Coordinator of Health Information Technology published two much-anticipated and coordinated sets of regulations.  These regulations establish the requirements for eligible providers to earn Medicare and Medicaid electronic health record (EHR) incentives.  The Department of Health and Human Services accepted comments on these regulations through March 15, 2010.  Eligible hospitals and professionals, vendors, would-be certifying bodies and others interested in or affected by the regulations should thus consider submitting comments to HHS, with a particular emphasis on requesting the “grandfathering” of existing, successful EHR technology.

Our former medical billing and collection activities, for which we never had a customer, are governed by numerous federal and state civil and criminal laws. Federal and state regulators use these laws to investigate healthcare providers and companies that provide lending, billing and collection services. In connection with these laws, we may have been subjected to federal or state government investigations and possible penalties might have been imposed, false claims actions may have had to be defended, private payers may have filed claims against us, and we may have been excluded from Medicare, Medicaid or other government-funded healthcare programs. Some of these laws carry strict liability provisions that impose responsibilities and liabilities on us without any wrongdoing or negligence on our part.

We might have become the subject of false claims litigation or additional investigations relating to our possible future lending, billing and collection activities, even when simply passing on claims originating from and edited by third parties for content. Any such proceeding or investigation could have had a material adverse effect on our business, operating results and financial condition.

Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, final rules were published regarding standards for electronic transactions as well as standards for privacy and security of individually identifiable health information. The HIPAA rules set new or higher standards for the healthcare industry in handling healthcare transactions and information, with penalties for noncompliance. We have incurred and we will continue to incur costs to comply with these rules. Compliance with these rules may prove to be more costly than we currently anticipate. Failure to comply with such rules may have had a material adverse effect on our business and may subject us to civil and criminal penalties as well as loss of our sole customer or any prospective customers.

We relied upon third parties to provide data elements to process electronic medical claims in a HIPAA compliant format. While we believed we would be fully and properly prepared to process electronic medical claims in a HIPAA-compliant format, there could be no assurance that third parties, including healthcare providers and payers, would likewise be prepared to supply all the data elements required to process electronic medical claims and make electronic remittance under HIPAA's standards. We had made investments in product enhancements to support customer operations that are regulated by HIPAA. Responding to HIPAA's impact might have required us to make investments in new products or charge higher prices.

HIPAA, in part, governs the collection, use, storage and disclosure of health information for the purpose of safeguarding the privacy and security of such information. Persons who believe health information has been misused or disclosed improperly may file complaints against offending parties, which may lead to investigation and potential civil and criminal penalties from Federal or state governments.

The passage of HIPAA is part of a wider healthcare reform initiative. We expected that the debate on healthcare reform would continue. We also expected that the federal government as well as state governments would pass laws and issue regulations addressing healthcare issues and reimbursement of healthcare providers. We could not predict whether the governmental-bodies regulators would enact new legislation and regulations, and, if enacted, whether such new developments would have an adverse affect on our business, operating results or financial condition.

In addition, recent proposed legislation enacted by the United States Congress and regulations thereunder, if enacted, may have placed substantial burdens upon us and required that we invest in additional software and equipment.  In addition, this law would force us to ensure that we had the following protocols in place to comply with its strict security guidelines:

1.

Security breach notification is one of the key measures of the Health Information Technology for Economic and Clinical Health (HITECH) Act designed to further the adoption of electronic health records systems by providing more stringent protections for patient information.

2.

HIPAA covered entities and their business associates must report security breaches in compliance with the new rules.

3.

Covered Entities must timely notify affected individuals if their unsecured protected health information was the subject of a security breach. In doing so, Covered Entities also must report such breaches to the Department of Health & Human Services (either concurrently or annually) and, in certain circumstances, the media.

4.

Business Associates must timely notify their covered entities of reportable security breaches such that the covered entities can make reports to affected individuals and others as required by the regulations.  The regulations require business associates to provide notice to covered entities without unreasonable delay, and no later than 60 days from the date that the business associates discovers the breach, or should have discovered it using reasonable diligence. Business associates, to the extent possible, must identify each affected individual and provide such information to the Covered Entity.

We had these protocols in place for compliance with the HITECH act.  However, if there were changes made in the future to legislation or regulations, we would need to review our processes for compliance.

Many healthcare providers who were potential customers may have existing systems that do not generate electronic files in a HIPAA-compliant format, which will limit the amount of services we could provide to and the amount of revenues that could be generated from such healthcare providers.

Many healthcare providers have practice management systems that do not have electronic interfaces which produce a HIPAA compliant form. If the interface doesn't exist, they must purchase a new system from a third party, which may be expensive and not a desirable business proposition for such healthcare providers. If claims cannot be submitted electronically, the claims data must be manually entered into our system, which can be time consuming and duplicative of work already done by a healthcare provider. Manually entering the data also subjects claims to greater risk of human error in the data entry process. While we believe we can provide solutions to healthcare providers to enable them to establish electronic interfaces to submit claims electronically in a HIPAA compliant manner, there can be no assurance healthcare providers will be willing to implement the solutions that we propose. If healthcare providers cannot supply electronic medical claims and such claims are processed manually rather than electronically, services that we could have provided would have been greatly limited and our ability to generate revenues from such providers would have been curtailed which could have resulted in a material adverse affect on our business, operating results or financial condition.

We may make errors in processing information provided by our sole customer or future customers and, as a result, we may suffer losses.

Our prior business involved our receiving detailed information provided by our customer or future customers.  Even if our customer or future customer provided full and accurate disclosure of all material information to be submitted as part of a claim for payment, such information may be misinterpreted or incorrectly analyzed. Mistakes by our systems or personnel might have caused us to incur liability to our customer or future customers in connection with such mistakes.

Solutions and services that we offered may have subjected us to product liability claims.

Solutions that we sold might fail to perform in a variety of ways, and services that we provided may not meet our sole customer’s expectations or any future customers’ expectations, or which faces frequent internet service interruptions, which take it off-line. Such problems would have seriously harmed our credibility, market acceptance of our products and the value of our brands. In addition, such problems may result in liability for damages arising out of service interruption. The occurrence of some of these types of problems may seriously harm our business, operating results and financial condition.

Our systems were subject to certain security risks which might have adversely affected our operations.

Despite the implementation of security measures, our systems might have been vulnerable to unauthorized access, computer viruses and other disruptive problems. Companies have experienced, and may experience, interruptions in service as a result of the accidental or intentional actions of internet users, current and former employees or others. Unauthorized access could also potentially have jeopardized the security of our sole customer or security of future customers and our confidential information stored in our computer systems, which may have resulted in liability to customers and also may have deterred potential customers from using our products and services. Although we intended to continue to implement industry-standard security measures, such measures have been circumvented in the past, and there can be no assurance that measures that we implement will not be circumvented in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers, such interruptions, delays or cessation of services may have resulted in a loss of customers or subjected us to potential liability for actions out of such interruptions, delays or cessation of services.

Dependence on Key Customer

One (1) customer accounted for all of total sales for the fiscal years ended March 31, 2011 and 2010.  Hence, a reduction in sales from or loss of this sole customer would have had a material adverse effect on our results of operations and financial condition.

RISKS RELATD TO OUR BUSINESS AFTER APRIL 5, 2011.

We have no operating history and if we are not successful in growing our business, we may have to scale back or even cease our ongoing business operations.

Our company has no relevant operating history in our present business and must be considered in the exploration stage. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.

We may be unable to generate revenues or operate on a profitable basis.

We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

There are numerous exploration and development risks associated with our industry.

The business of exploration for minerals and mining involves an extremely high degree of risk. Few properties that are explored are ultimately developed into producing mines. There is no assurance that our mineral exploration and development activities will result in the discovery, development, or production of a commercially viable ore body.  The economics of developing gold properties are affected by many factors, including capital and operating costs, variations of the grade of ore mined, fluctuating gold markets, costs of processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting of gold, and environmental protection.

Substantial expenditures are required to establish reserves mining, to develop metallurgical processes to extract metal from ore, and to develop the mining and processing facilities and infrastructure at any site chosen for mining.

We cannot guaranty that the funds required for exploration and development can be obtained. The marketability of any gold acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately foreseen or predicted, such as market fluctuations, the global marketing conditions for gold, the proximity and capacity of milling facilities, mineral markets, and processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting minerals, and environmental protection.

The price of gold can be volatile.

Gold prices historically have fluctuated widely and are affected by numerous factors outside of our control, including industrial and retail demand, central bank lending, sales and purchases of gold, forward sales of gold by producers and speculators, levels of gold production, short-term changes in supply and demand because of speculative hedging activities, confidence in the global monetary system, expectations of the future rate of inflation, the strength of the US dollar (the currency in which the price of gold is generally quoted), interest rates, and global or regional political or economic events. The potential profitability of our operations is directly related to the market price of gold. A decline in the market price of gold would materially affect the value of our assets. A decline in the market price of gold may also require us to write-down any gold reserves that we might book, which would negatively impact our financial position.

Competition in the gold mining industry is intense and there is no assurance that we will be successful in acquiring any further properties.

The gold mining industry is intensely competitive. We compete with numerous individuals and companies, including many major gold exploration and mining companies that have substantially greater technical, financial, and operational resources and staffs. Accordingly, there is a high degree of competition for desirable properties for mining operations, and necessary mining equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed. There are other competitors that have operations in the Alaska area and the presence of these competitors could harm our ability to acquire additional properties.

Government regulation and environmental regulatory requirements may impact our operations.

Failure to comply with applicable environmental laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities, causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations. Amendments to current laws, regulations, and permits governing operations and activities of mining companies, or more stringent implementation thereof, could have a material adverse impact on us and cause increases in capital expenditures or require abandonment or delays in development of new mining properties.

Decreases in prices of precious metals would reduce the value of our properties.

The value of our exploration properties is directly related to the market price of precious metals. The market price of various precious metals fluctuates widely and is affected by numerous factors beyond the control of any mining company. These factors include industrial and jewelry fabrication demand, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold sales and loans by central banks, forward sales by gold producers, global or regional political, economic or banking crises, and a number of other factors. If the gold price drops dramatically, the value of our exploration properties will decrease. The selections of a property for exploration or development, and the dedication of funds necessary to achieve such purposes are decisions that must be made long before the first revenues from production will be received, if ever. Price fluctuations between the time that such decisions are made and the commencement of production can have a material adverse effect on the economics of a mine, and can eliminate or have a material adverse impact on the value of the properties. Because of the speculative nature of exploration of natural resource properties, there is substantial risk that we will not find commercially viable gold ore deposits. There is no assurance that any of the claims we explore or acquire will contain commercially exploitable reserves of gold minerals.

Exploration for natural resources, particularly gold, is a speculative venture involving substantial risk.

Hazards such as unusual or unexpected geological formations and other conditions often result in unsuccessful exploration efforts. Success in exploration is dependent upon a number of factors including, but not limited to, quality of management, quality and availability of geological expertise and availability of exploration capital. Due to these and other factors, no assurance can be given that our exploration programs will result in the discovery of new mineral reserves or resources.

We may not have access to all of the supplies and materials we need for exploration, which could cause us to delay or suspend operations.

Demand for gold mining equipment and limited industry suppliers may result in occasional shortages of supplies, and certain equipment such as drilling rigs that we need to conduct exploration activities. We have not negotiated any long term contracts with any suppliers of products, equipment or services. If we cannot find the trained employees and equipment when required, we will have to suspend or curtail our exploration plans until such services and equipment can be obtained.

We have only preliminary studies and no known ore reserves and we cannot predict when and if we will find commercial quantities of gold ore deposits.

The failure to identify and extract commercially viable mineral ore deposits will affect our ability to generate revenues. We have no known ore reserves and there can be no assurance that any of the mineral claims we are exploring contain commercial quantities of gold or silver. Even if we identify commercial reserves, we cannot predict whether we will be able to mine the reserves on a profitable basis, if at all. If we are unable to hire and retain key personnel, we may not be able to implement our business plan.

We are substantially dependent upon the continued services of Lynn Harrison.

We do not have an employment agreement with Lynn Harrison or any key person life insurance or disability insurance on her. While Lynn Harrison expects to devote 40 hours per week of her time assisting us and our business, there can be no assurance that her services will remain available to us. If Lynn Harrison's services are not available to us, we will be materially harmed. While Lynn Harrison is a significant stockholder and considers her investment of time and money of significant personal value, there is no assurance that she will remain with us.

Our success is also largely dependent on our ability to hire highly qualified personnel.

This is particularly true in the highly technical business such as mineral exploration. These individuals are in high demand and we may not be able to retain the personnel we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or may lose such employees after they are hired. Failure to hire key personnel when needed, or on acceptable terms, to carry out our exploration and mining programs would harm our business. Because the probability of many of the individual mining prospects explored will not show commercially viable amounts of gold ore deposits, substantial amounts of funds spent on exploration will not result in identifiable reserves. The probability of our exploration program identifying individual prospects having commercially significant reserves cannot be predicted. It is likely that many of the properties explored will not contain any commercially significant reserves. As such substantial funds will be spent on exploration which may identify only a few, if any, claims having commercial development potential.

Our mining claims could be contested which would add significant costs and delays to our exploration programs.

Our mining property rights currently consist of a number of unpatented mining claims. The validity of unpatented mining claims and staked claims are often uncertain and are always subject to contest. Unpatented mining claims are generally considered subject to greater title risk than patented mining claims, or real property interests that are owned in fee simple. If our claims on a particular property are successfully challenged, we may not be able to develop or retain our interests on that property, which could reduce our future revenues.

Mining operations are subject to extensive federal and state regulation which increases the costs of compliance and possible liability for non-compliance.

Mining is subject to extensive regulation by state and federal regulatory authorities. State and federal statutes regulate environmental quality, safety, exploration procedures, reclamation, employees' health and safety, use of explosives, air quality standards, pollution of stream and fresh water sources, noxious odors, noise, dust, and other environmental protection controls as well as the rights of adjoining property owners. We believe that we are currently operating in compliance with all known safety and environmental standards and regulations applicable to our Alaska properties. However, there can be no assurance that our compliance could be challenged or that future changes in federal or Alaskan laws, regulations or interpretations thereof will not have a material adverse affect on our ability to resume and sustain exploration operations.

Mining operations are subject to various risks and hazards which could result in significant costs or hinder ongoing operations.

The business of gold mining is subject to certain types of risks, including environmental hazards, industrial accidents, and theft. We intend to carry insurance against certain property damage loss (including business interruption) and comprehensive general liability insurance. While we hope to maintain insurance consistent with industry practice, it is not possible to insure against all risks associated with the mining business, or prudent to assume that insurance will continue to be available at a reasonable cost. We have not obtained environmental liability insurance because such coverage is not considered by management to be cost effective.

We reasonably anticipate that our auditors will express substantial doubt regarding our ability to continue operations as a "going concern." Investors may lose all of their investment if we are unable to continue operations and generate revenues, or if we do not raise sufficient funds.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. If we do not raise sufficient funds, we may not be able to continue in business. As a result, we believe it likely that our auditors will conclude that substantial doubt exists about our ability to continue operations.

RISKS RELATED TO OPERATING AS A PUBLIC COMPANY

Our officers have no experience in managing a public company.

Our present officers have no previous experience in managing a public company and we do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

We are subject to the reporting requirements of federal securities laws, which is expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we were a privately-held company.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls will be time consuming, difficult and costly.

It will be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We will need to hire additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley's internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain. We will also incur additional costs of up to $10,000 per year and work associated with preparing our evaluation report of internal control over financial reporting for our next Form 10-K and annual reports. The work associated with preparing our evaluation report of internal control over financial reporting includes our management assessing the effectiveness of our internal control over financial reporting by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework .

If we fail to maintain the adequacy of our internal controls, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act could be impaired, which could cause our stock price to decrease substantially.

We have committed limited personnel and resources to the development of the external reporting and compliance obligations that are required of a public company. We plan to obtain additional financial and accounting resources to support and enhance our ability to meet the requirements of being a public company. We will need to continue to improve our financial and managerial controls, reporting systems and procedures, and documentation thereof. If our financial and managerial controls, reporting systems, or procedures fail, we may not be able to provide accurate financial statements on a timely basis or comply with the Sarbanes-Oxley Act of 2002 as it applies to us. Any failure of our internal controls or our ability to provide accurate financial statements could cause the trading price of our common stock to decrease substantially.

Our common shares are thinly-traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. The market price for our common stock may be particularly volatile given our status as a relatively small company with a thinly-traded "float" and lack of current revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future.

The potential volatility in our share price is attributable to a number of factors. First, as noted above, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through pre-arranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price. We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future.

The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Our common stock may be subject to penny stock rules, and broker dealer imposed policies, which may make it more difficult for our stockholders to sell their common stock.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission ("SEC"). Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  In addition, certain brokerage firms that provide clearing services to other brokerage firms have recently imposed new restrictions on transactions in stock priced under $0.10.

We will need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We will require additional capital to meet our obligations under the PPA and do not have any commitments for such capital. We can give no assurance that such capital will be available on acceptable terms or at all.  If we are unable to meet our obligations under the PPA, we may lose our interests in the properties and the value of our stock would probably decline.

We are controlled by our present sole director.

Lynn Harrison, our sole director and CEO owns 62,100,000 (50.04%) of our issued and outstanding shares and is in a position to fully control our affairs for the foreseeable future.

Shares Eligible for Future Sale.

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.  In addition, any such sale or perception could make it more difficult for us to sell equity, or equity related, securities in the future at a time and price that we deem appropriate.  If and when this registration statement becomes effective and we become subject to the reporting requirements of the Exchange Act, we might elect to adopt a stock option plan and file a registration statement under the Securities Act registering the shares of common stock reserved for issuance thereunder.  Following the effectiveness of any such registration statement, the shares of common stock issued under such plan, other than shares held by affiliates, if any, would be immediately eligible for resale in the public market without restriction.

The sale of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144.  At July 27, 2011 we had outstanding an aggregate of 62,600,000 shares of restricted common stock (as adjusted for the stock split affected May 19, 2011.).  All of our shares of common stock, except those issued in the last six months, might be sold under Rule 144. No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.  In addition, any such sale or perception could make it more difficult for us to sell equity, or equity related, securities in the future at a time and price that we deem appropriate.  If and when this registration statement becomes effective and we become subject to the reporting requirements of the Exchange Act, we might elect to adopt a stock option plan and file a registration statement under the Securities Act registering the shares of common stock reserved for issuance thereunder.  Following the effectiveness of any such registration statement, the shares of common stock issued under such plan, other than shares held by affiliates, if any, would be immediately eligible for resale in the public market without restriction.

No Dividends

We never have paid any dividends on our common stock and we do not intend to pay any dividends in the foreseeable future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

We currently lease space and services within a serviced office suite in Phoenix, Arizona for approximately $1,000 per month. The lease is for an initial term of 12 months.

Our leased premises are presently adequate for our needs.  However, if our business expands we may be required to seek larger premises. Management believes that other suitable premises are available at reasonable cost in proximity to our present offices.

ITEM 3.  LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since December 31, 2010, our common stock has trades on the Over the Counter Bulletin Board under the symbol “IBOS”.  On May 19, 2011 our symbol was changed to “LBGO”.  There were no trades during the fiscal year ended March 31, 2011,

(1)  There were no trades in our common stock until May 2008.

Reports to Shareholders

We plan to furnish our shareholders with an annual report for each fiscal year ending March 31 commencing in 2012 containing financial statements audited by our independent certified public accountants.  Additionally, we may, in our sole discretion, issue unaudited quarterly or other interim reports to our shareholders when we deem appropriate.  We intend to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

Holders

As of July 27, 2011, we had 41  shareholders of record and 124,600,000common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

The following is a summary of all transactions since our inception involving our sales of our securities that were not registered under the Securities Act.  Shares issued for cash consideration paid to us are valued at the purchase price per share; all other shares are valued as stated.  All shares issued were issued as “restricted” shares of our common stock except as otherwise expressly stated.

The Company did not issue any shares of Common Stock during its fiscal years ended March 31, 2007,

On March 7, 2009, we issued 9,000,000 pre-stock split shares of our common stock to Mr. Deepak Danavar, Mr. Ravi Sharma and Mr. James Villalobos in exchange for their ownership interest in iBOS, Inc a California corporation. On March 8, 2009, we issued 200,000 shares of our common stock to Frank J. Hariton, Esq. for past legal services rendered, valued at $10,000 (the estimated fair value on the date of grant). All of such transactions with our officers, directors, and affiliates were exempt from registration by reason of Section 4(2) of the Securities Act of 1933, as amended (the “Act”) as transactions by an issuer not involving any public offering. All of the shares issued in such transactions bear an appropriate restrictive legend.

During July 2009, 320,000 pre – stock split shares of our common stock were issued to 32 investors for $32,000 or $0.10 per share. These shares were issued in a private offering pursuant to Regulation D Rule 506 under the Act, and each of the investors therein represented in writing that such investor was an accredited investor as that term is defined in Regulation D and that he was acquiring the shares for his own account and for investment. A copy of such subscription agreement was filed as Exhibit 4.1 to our Registration Statement on Form S-1 No. 333-161365. No underwriter or placement agent participated in the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted. The securities bear a restrictive legend and stop transfer instructions are noted on our stock transfer records. The offering was, accordingly, exempt by reason of Section 4(6) of the Act.

In June 2011 we issued 500,000 post stock split shares in connection with the PPA.  The transaction was privately negotiated and exempt under Section 4(2) of the Act.  The certificate issued reflects the restriction under the Securities Act and we maintain Stop Transfer Instructions with respect thereto.

In each of the above instances, the recipients of the shares evidenced their investment intent in writing.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND REULTS OF OPERATION.

Overview

Shortly after the end of our fiscal year we changed our business. Accordingly, a discussion of our limited results during the year ended March 31, 2011 is of no value in determining our future prospects.

RESULTS OF ORPERATIONS:

Our net revenues decreased from $208,461 in the FY ended 3/31/10 to $125,082 in our FY ended 3/31/11.  The decrease was due to decreased business from our sole customer.  As a result of the decreased level of business, our costs of services also decreased from $191,151 in FY ended 03/31/10 to $113,632 in FY ended 03/31/11.  Gross Profit as a percentage of sales was virtually unchanged but was reduced from $17,310 in FY ended 03/31/10 to $11,450 in FY ended 03/31/11 due to the decreased level of operations.  Because we were either in registration or a public company during the entire FY ended 3/31/11, operating expenses increased from $38,533 in FY ended 03/31/10 to $$52,639 in FY ended 03/31/11.  The increase in professional fees related to being public from $23,410 in FY ended 03/31/10 to $46,654 in FY ended

03/31/11 was only partially offset by reduced advertising and general and administrative expenses. Accordingly, our net loss increased from ($22,823) in FY 03/31/10 to $$2,789) in FY ended 03/31/11.

LIQUIDITY

Our current assets went from $53,452 at 03/31/10 to $37,246 at 03/31/11.  Based on our increasingly limited capital resources and our declining rate of business, management determined that it was in the best interests of shareholders to discontinue our business and enter into a new line of operations which was effected on April 5, 2011.

Critical Accounting Policies

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Principal Financial Officer concluded that our disclosure controls and procedures are ineffective as of March 31, 2011.

(b) Changes in Internal Controls

There were no changes in our internal controls and procedures in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.  QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended March 31, 2011 and 2010 and the reports thereon of Li & Company PC, respectively are included in this annual report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31,2011.  Based on that evaluation, our officers concluded that as of March 31, 2011, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, we concluded that our disclosure controls and procedures were not effective to reach the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

As of March 31, 2011, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

- Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed by Lynn Harrison, our President and Chief Executive Officer, Ms. Harrison concluded that, during the period covered by this report, such internal controls and procedures were non effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President and Chief Executive Officer, in connection with the review of our financial statements as of March 31, 2011.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of July 12, 2011 are:

Name

Age

Titles

Lynn Harrison

49

CEO, President and Sole Director

Frank J. Hariton

62

Secretary

Lynn Harrison, CEO, President and Sole Director served as the Project Manager to National Metals Technology Centre, from July 2009 until May 2010, where she was responsible for managing and developing the networks of special metals groups.  From October 2008 until July 2009, Ms. Harrison was the management assessor of The Skills Team. From March 2007 until October 2008 she was a consultant to various private and public clients.   Ms Harrison served as the Business Support Manager for the Doncaster Chamber of Commerce and Industry from July 2002 until February 2007.    From January 2000 until July 2002 she was the Financial Services Training consultant for Aviva (Norwich Union), a FTSE 100 company engaged in the insurance business.

Frank J. Hariton, Secretary, is an attorney in private practice in New York State.  Mr. Hariton has been Secretary of Petrocorp Inc., an OTCBB listed oil and gas exploration company, since 2007.  Mr. Hariton received his BA (1971) and JD (1974) from Case Western Reserve University.

Neither Ms. Harrison nor Mr. Hariton has an employment agreement with us and both were appointed on April 5, 2011.

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Involvement in certain legal proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

-any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

-any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

-being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

-being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed at an annual meeting of shareholders.

Committees of the Board and Financial Expert

We do not have a separately-designated audit or compensation committee of the Board or any other Board-designated committee. Audit and compensation committee functions are performed by our Board of Directors. We will form such committees in the future as the need for such committees may arise. In addition, at this time we have determined that we do not have an “audit committee financial expert” as defined by the SEC on our Board.

Code of Ethics

Due to its small size, the Company has not adopted a code of ethics.  The Company will adopt a code of ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions.  As required by SEC rules, we will report the nature of any change or waiver of our code of ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

We have not paid any executive compensation since inception.  However, commencing April 2011, Mr. Hariton receives a retainer of $2,000 per month as our securities counsel.

Compensation of Directors

We have not compensated any director for serving as such.

Employment Agreements

We do not have employment agreements with any of our executive officers or directors.  Mr. Hariton has a written retainer agreement with respect to his acting as our securities counsel.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with us.

Employee Benefit Plans

None

Indemnification of Directors and Executive Officers and Limitation of Liability

Our certificate of incorporation provides to the fullest extent permitted by Delaware law, that our directors or officers shall not be personally liable to us or our stockholders for damages for breach of such director’s or officer’s fiduciary duty. The effect of this provision of our certificate of incorporation is to eliminate the right of us and our stockholders (through stockholders’ derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior, except under certain situations defined by statute. We believe that the indemnification provisions in our certificate of incorporation are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the Securities Act) may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suite or proceeding) is asserted by such director officer or controlling person in connection with the securities being registered, we willfulness in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 27, 2011, the stock ownership of (i) each of our named executive officers and directors, (ii) all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name and Address	Amount & Nature
Owner	Ownership	of Class
Lynn Harrison	62,100,000	49.8%
80-83 Long Lane
London EC1A 9ET
80-83 Long Lane

Frank J. Hariton	-0-	-0- %
1065 Dobbs Ferry Road
White Plains, NY 10607
All officers and directors as a group (2 persons)	62,100,000	49.8%

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

On March 7, 2009, Deepak Danavar, our President, CEO, and Chairman, Ravi Sharma, our CFO, Secretary, and a director, and James Villalobos, our VP Sales and Marketing and a director, were issued an aggregate of 9,000,000 shares (3,000,000 each) of our common stock upon formation of the Company in exchange for all of the issued and outstanding shares in the Company’s predecessor, Ibos, Inc., a California

S corporation.  No cash consideration was paid.  No value was given to the shares issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.0001 par value and additional paid-in capital was recorded as a negative amount ($900).

On March 8, 2009, we issued 200,000 shares of our common stock to our counsel and a promoter, Frank J. Hariton, for past legal services rendered, valued at $10,000 (the estimated fair value of legal services rendered on the date of grant).  Mr. Hariton was also been paid an aggregate of $10,000 for his counsel services in connection with our Registration Statement on Form S-1 and is currently paid a retainer of $2,000 per month for acting as our securities counsel.

We have also from time to time received advances from stockholders. The advances from stockholders bear no interest and have no formal repayment terms.  Advances from stockholders at March 31, 2008 were $15,451.  On May 5, 2008, August 11, 2008, December 3, 2008, and March 18, 2009, the Company repaid $500, $5,000, $500 and $304 of the advances, respectively.  On November 6, 2008 and March 23, 2009, stockholders advanced $1,000 and $351 to the Company, respectively.

On April 28, 2009, the Company repaid $200 of the advances. On December 11, 2009 and March 25, 2010, stockholders advanced $432 and $401 to the Company, respectively. On March 31, 2010, stockholders forgave $10,730 of advances and contributed the same to capital.

Director Independence

Our sole director, who is also an officer, is not  “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year ended March 31, 2011 and 2010 was $13,500 and $14,000, respectively.

Audit Related Fees

None

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the Company’s tax compliance for fiscal year ended March 31, 2011 and 2010 was $750 per year.

All Other Fees

None

Pre-Approval Policies and Procedures

The board of directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number

Description

3.1

Certificate of Incorporation*

3.2

Bylaws*

3.3

April 2011 amendment to Certificate of Incorporation ***

4.1

Form of Subscription Agreement*

10.1

Property Purchase Agreement, dated April 5, 2011**

10.2

Mexican APA.  Incorporated by reference to Exhibit 10.1 to the

Company’s July 13, 2011 Current Report on Form 8-K

10.3

APAAR1. Incorporated by reference to Exhibit 10.2 to the Company’s

July 13, 2011 Current Report on Form 8-K

10.4

APAAR2. Incorporated by reference to Exhibit 10.3 to the Company’s

July 13, 2011 Current Report on Form 8-K

23.1

Consent of Li & Company, PC ****

31.1

Certification of the Chief Executive Officer and Financial Officer

pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002 ****

32.1

Certifications of the Chief Executive and Financial Officer pursuant to 18

U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002 ****

*  Incorporated by reference to the like numbered exhibit to the Company’s Registration Statement on S-1

**  Incorporated by reference to exhibit 10.2 to the Company’s April 5, 2011 Current Report on Form 8-K

***  Incorporated by reference to the exhibit to the Company’s April 28, 2011 Current Report on Form 8-K.

****  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Gold Corp.

July 28, 2011	By:	/s/ Lynn Harrison
Lynn Harrison
CEO (Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lynn Harrison Lynn Harrison	Director, CEO and President	July 28, 2011

Liberty Gold Corp.

(Formerly IBOS, Inc.)

March 31, 2011 and 2010

Index to Financial Statements

Contents                                                                                                                                                                               Page(s)

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets at March 31, 2011 and 2010

F-3

Statements of Operations for the Fiscal Year Ended March 31, 2011 and 2010

F-4

Statement of Stockholders’ Equity (Deficit) for the Fiscal Year Ended March 31, 2011 and 2010

F-5

Statements of Cash Flows for the Fiscal Year Ended March 31, 2011 and 2010

F-6

Notes to the Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Liberty Gold Corp.

(Formerly IBOS, Inc.)

Phoenix, Arizona

We have audited the accompanying balance sheets of Liberty Gold Corp. (formerly IBOS, Inc.) (the “Company”) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at March 31, 2011 and a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

July 28, 2011

Liberty Gold Corp.
(Formerly IBOS, Inc.)
Balance Sheets

	March 31, 2011	March 31, 2010
ASSETS
CURRENT ASSETS:
Cash	$7,574	$29,591
Accounts receivable	28,585	23,861
Prepaid expenses	1,087	-

Total Current Assets	37,246	53,452

Total Assets	$37,246	$53,452

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$23,679	$24,639
Accrued expenses	5,500	8,100
Advances from stockholders	30,544	401

Total Current Liabilities	59,723	33,140

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 250,000,000 shares authorized,
124,100,000 shares issued and outstanding	12,410	12,410
Additional paid-in capital	45,998	45,998
Accumulated deficit	(80,885)	(38,096)

Total Stockholders' Equity (Deficit)	(22,477)	20,312

Total Liabilities and Stockholders' Equity (Deficit)	$37,246	$53,452

See accompanying notes to the financial statements.

Liberty Gold Corp.
(Formerly IBOS, Inc.)
Statements of Operations

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	March 31, 2011	March 31, 2010

NET REVENUES	$125,082	$208,461

COST OF SERVICES	113,632	191,151

GROSS PROFIT	11,450	17,310

OPERATING EXPENSES:
Advertising and promotion	-	6,063
Professional fees	46,654	23,410
General and administrative expenses	5,985	9,060

Total operating expenses	52,639	38,533

LOSS FROM OPERATIONS	(41,189)	(21,223)

LOSS BEFORE INCOME TAXES	(41,189)	(21,223)

INCOME TAXES
Federal	-	-
State	1,600	1,600

Total income taxes	1,600	1,600

NET LOSS	$(42,789)	$(22,823)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	124,100,000	120,100,000

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
Statement of Stockholders' Equity (Deficit)
For the Year Ended March 31, 2011 and 2010

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, March 31, 2009	108,100,000	$10,810	$4,868	$(15,273)	$405

Issuance of common stock for cash
at $0.10 per share from July 6, 2009
through July 27, 2009	16,000,000	1,600	30,400		32,000

Forgiveness of debt by stockholders			10,730		10,730

Net loss				(22,823)	(22,823)

Balance, March 31, 2010	124,100,000	12,410	45,998	(38,096)	20,312

Net loss				(42,789)	(42,789)

Balance, March 31, 2011	124,100,000	$12,410	$45,998	$(80,885)	$(22,477)

See accompanying notes to the financial statements.

Liberty Gold Corp.
(Formerly IBOS, Inc.)
Statements of Cash Flows

	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,789)	$(22,823)

Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities:
Accounts receivable	(4,724)	40,429
Prepaid expenses	(1,087)	614
Accounts payable	(960)	(33,373)
Accrued expenses	(2,600)	600

NET CASH USED IN OPERATING ACTIVITIES	(52,160)	(14,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from (paid to) stockholders	30,143	633
Proceeds from sale of common stock	-	32,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	30,143	32,633

NET CHANGE IN CASH	(22,017)	18,080

Cash at beginning of year	29,591	11,511

Cash at end of year	$7,574	$29,591

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$1,600	$1,600

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Forgiveness of debt by stockholders	$-	$10,730

See accompanying notes to the financial statements.

Liberty Gold Corp.

(Formerly IBOS, Inc.)

March 31, 2011 and 2010

Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND OPERATIONS

IBOS, Inc. (“IBOS”) was incorporated as a Subchapter S corporation on April 11, 2006 under the laws of the State of California.  It was converted into a C corporation, incorporated in the State of Delaware on March 5, 2009, in a transaction in which the newly-formed corporation issued an aggregate of 9,000,000 shares of common stock to the former stockholders of the S corporation for all of the issued and outstanding shares of the Company.  All shares were held by and all shares of common stock were issued to the Company’s stockholders and President and Chief Executive Officer, Chief Technology Officer and Chief Financial Officer.  No cash consideration was paid.  No value was given to the shares issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.0001 par value and additional paid-in capital was recorded as a negative amount ($900).  The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the United States Securities and Exchange Commission (the “SEC”)), by reclassifying all of the Company’s undistributed earnings and losses to additional paid-in capital as of March 5, 2009.  The accompanying financial statements have been prepared as if the Company had its corporate capital structure as of the first date of the first period presented.

The Company provided web-based comprehensive selection of electronic medical claims processing and collection solutions to the healthcare provider industry prior to April 5, 2011 when the Company acquired certain gold mine properties.

Change in Control

On April 5, 2011, a Stock Purchase Agreement (the “SPA”) by and among the Registrant’s three officers and directors Deepak Danavar, Ravi Sharma, and James Villalobos, the Registrant and Lynn Harrison (“LH”) was executed and a closing was held under the SPA.  Pursuant to the SPA (i) LH purchased an aggregate of 8,280,000 shares of common stock of the Registrant (87% of the outstanding shares) from Messrs. Danavar, Sharma and Villalobos for an aggregate purchase price of $370,000.00; (ii) the Registrant disposed of its California subsidiary by transferring its shares to Messrs. Danavar, Sharma and Villalobos;  (iii) LH was elected the sole director of the Registrant; (iv) LH was elected President and CEO of the Registrant and Frank J. Hariton was elected secretary of the Registrant; and (v) Messrs Danavar, Sharma and Villalobos each resigned as officers and directors of the Registrant.

Surrender of common shares from principal stockholder

On April 21, 2001, Lynn Harrison, President, CEO and principal shareholder of the Company, surrendered 351,900,000 shares of common stock owned by her, thus reducing her ownership from 414,000,000 shares to 62,100,000 shares and reducing the Company’s issued and outstanding common shares from 476,000,000 shares  to 124,100,000 shares.  All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the surrender of those common shares.

Amendment to the Certificate of Incorporation

On April 26, 2011, IBOS filed a Certificate of Amendment of Certificate of Incorporation, and (i) changed its name to Liberty Gold Corp. (“Liberty Gold” or the “Company”) upon the acquisition of certain gold mine properties; (ii) increased its total number of shares of all classes of stock which the Company is authorized to issue from One Hundred and Five Million (105,000,000) shares, inclusive of Five Million (5,000,000) shares of Preferred Stock, par value $.0001 per share, and One Hundred Million (100,000,000) shares of Common Stock, par value $.0001 per share, to Two Hundred Fifty Five Million (255,000,000) shares, inclusive of Five Million (5,000,000) shares of Preferred Stock, par value $.0001 per share, and Two Hundred Fifty Million (250,000,000) shares of Common Stock, par value $.0001 per share; and (iii) effectuated a 50-for-1 (1:50) forward stock split (the “Stock Split”).  All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets, the fair value of financial instruments; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates. Actual results could differ from those estimates.

Fair value of financial instruments measured on a recurring basis

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involvedb.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The Company outsources all of its services to an unrelated third party and follows paragraph 605-45-45-4 through 14 (formerly paragraphs 7 through 14 of EITF 99-19) of the FASB Accounting Standards Codification for revenue recognition to report revenue gross as a principal for its services since the Company (1) acts as principal contractor in the transaction, (2) takes title to the products and services, (3) has risks and rewards of ownership, such as the risk of loss for collection, delivery, or returns, and (4) does not act as an agent or broker (including performing services, in substance, as an agent or broker) with compensation on a commission or fee basis on its document indexing services.  The management of the Company determined that the Company should report revenue based on the gross amount billed to a customer when considering each of the following eight (8) indicators of gross revenue reporting listed in ASC 605-45-45-4 through 605-45-45-14 as specified (1) The entity is the primary obligor in the arrangement — The Company signed a service agreement with its customer and represented in writing that the Company is responsible for fulfillment, including the acceptability of the product(s) or service(s) ordered or purchased by the customer; (2) The entity has general inventory risk (before customer order is placed or upon customer return) — Not applicable; (3) The entity has latitude in establishing price — The Company has reasonable latitude, within economic constraints, to establish the exchange price with a customer for the product or service; (4) The entity changes the product or performs part of the service — Not applicable; (5) The entity has discretion in supplier selection — The Company has multiple suppliers for the services ordered by a customer and discretion to select the supplier that will provide the product(s) or service(s) ordered by a customer; (6) The entity is involved in the determination of product or service specifications — The Company determines the nature, type, characteristics, or specifications of the product(s) or service(s) ordered by the customer; (7) The entity has physical loss inventory risk — after customer order or during shipping — Not applicable; and (8) The entity has credit risk — The Company is responsible for collecting the sales price from its customer but must pay the amount owed to its supplier after the supplier performs, regardless of whether the sales price is fully collected.

Equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“Section 505-50-30”).

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

There were no potentially dilutive shares outstanding at the reporting date for the fiscal year ended March 31, 2011 or 2010.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $80,885 at March 31, 2011, a net loss of $42,789 and net cash used in operating activities of $52,160 for the year then ended, respectively.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from stockholders

Advances from stockholders at March 31, 2011 and 2010 consisted of the following:

	March 31, 2011	March 31, 2010
Advances from stockholders	$30,544	$401

	$30,544	$401

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Stockholders of the Company advanced $50,330 in aggregate to the Company and the Company repaid $20,187 in aggregate during the fiscal year ended March 31, 2011. The remaining balance of advances from stockholders at March 31, 2011 was $30,544.

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

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred and Five Million (105,000,000) shares of which Five Million (5,000,000) shares shall be Preferred Stock, par value $.0001 per share, and One Hundred Million (100,000,000) shares shall be Common Stock, par value $.0001 per share.

On April 26, 2011, the Company filed a Certificate of Amendment of Certificate of Incorporation, and increased its total number of shares of all classes of stock which the Company is authorized to issue to Two Hundred Fifty Five Million (255,000,000) shares inclusive of Five Million (5,000,000) shares of Preferred Stock, par value $.0001 per share, and Two Hundred Fifty Million (250,000,000) shares of Common Stock, par value $.0001 per share.

Common stock

For the period from July 6, 2009 through July 27, 2009, the Company sold 16,000,000 shares of its common stock to 32 individuals at $0.002 per share or $32,000 in aggregate.

On April 21, 2001, Lynn Harrison, President, CEO and principal shareholder of the Company, surrendered 351,900,000 shares of common stock owned by her, thus reducing her ownership from 414,000,000 shares to 62,100,000 shares and reducing the Company’s issued and outstanding common shares from 476,000,000 shares to 124,100,000 shares.

Additional paid-in capital

On March 31, 2010, the stockholders and officers of the Company forgave $10,730 of their advances to the Company and contributed the same amount to capital.

NOTE 6 – INCOME TAXES

Deferred tax assets

At March 31, 2011, the Company has available for federal income tax purposes net operating loss (“NOL”) carry-forwards of $80,885 that may be used to offset future taxable income through the fiscal year ending March 31, 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $27,500 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $27,500.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $14,547 and $7,760 for the fiscal year ended March 31, 2011 and 2010, respectively.

Components of deferred tax assets as of March 31, 2011 are as follows:

	March 31, 2011	March 31, 2010
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	27,500	12,953

Less valuation allowance	(27,500)	(12,953)

Deferred tax assets, net of valuation allowance	-	$-

Limitation on utilization of NOLs due to change in control

The Company had ownership changes as defined by the Internal Revenue Code Section 382 (“Section 382”), which may subject the NOL’s to annual limitations which could reduce or defer the NOL.  Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years.  The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year ended March 31, 2011	For the Fiscal Year ended March 31, 2010

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

NOTE 7 – CONCENTRATIONS AND CREDIT RISK

Customers and Credit Concentrations

One (1) customer accounted for all of the sales and accounts receivable for the fiscal year ended March 31, 2011 and 2010.  A reduction in sales from or loss of such customer would have a material adverse effect on the Company’s results of operations and financial condition.

Vendors and Credit Concentrations

One (1) vendor provided all of the services to its customer on a subcontractor basis and accounted for most of its accounts payable for the fiscal year ended March 31, 2011 and 2010.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that the following were certain reportable subsequent events to be disclosed as follows:

Stock Purchase Agreement

On April 5, 2011, a Stock Purchase Agreement (the “SPA”) by and among the Registrant’s three officers and directors Deepak Danavar, Ravi Sharma, and James Villalobos, the Registrant and Lynn Harrison (“LH”) was executed and a closing was held under the SPA.

Pursuant to the SPA (i) LH purchased an aggregate of 414,000,000 shares of common stock of the Registrant (87% of the outstanding shares) from Messrs. Danavar, Sharma and Villalobos for an aggregate purchase price of $370,000.00; (ii) the Registrant disposed of its California subsidiary by transferring its shares to Messrs. Danavar, Sharma and Villalobos;  (iii) LH was elected the sole director of the Registrant; (iv) LH was elected President and CEO of the Registrant and Frank J. Hariton was elected secretary of the Registrant; and (v) Messrs Danavar, Sharma and Villalobos each resigned as officers and directors of the Registrant.

Property Purchase Agreement

On April 5, 2011, the Registrant entered into a Property Purchase Agreement (“PPA”) with Precious Metals Exploration Corp., an unaffiliated seller with offices in Sweden (the “Seller”), for the purchase of an undivided 60% right title and interest in certain mining claims in Alaska in exchange for 2,000,000 shares of the Registrant’s common stock and the retention by the Seller of a 5% Net Smelter Royalty, as defined in the PPA.  The PPA agreement further provides for the issuance to the Seller of 2,000,000 additional shares of the Registrant’s common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold and requires the Registrant to expend at least $300,000 in exploration and mine development work on the property over three years commencing with the closing under the PPA.  The closing under the PPA, in addition to the satisfaction of the usual conditions is also subject to the Registrant (i) changing its corporate name; (ii) affecting a 50 for 1 stock split; (iii) increasing its authorized shares of common stock to 250,000,000 shares, par value $0.001 per share; and (iv) the retirement of at least 80% of all presently outstanding shares.

Asset Purchase Agreement Mexico

On July 13, 2011, the Registrant entered into an Asset Purchase Agreement (“APA”) with Precious Metals Exploration Corp., (the “Seller”), for the purchase of an undivided 75% right title and interest in certain mining claims in Hostotipaquillo, Mexico in exchange for 3,000,000 shares of the Registrant’s common stock to be issued 50% on closing, an additional 25% after six months and the final 25% after 12 months.  The APA further provides for the issuance to the Seller of 5,500,000 additional shares of the Registrant’s common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires the Registrant to expend at least $850,000 in exploration and mine development work on the property over fifteen months commencing with the closing under the APA (including $350,000 in the first 3 months).  The Registrant is required to hire a project manager designated by the Seller at $10,000 per month.

Asset Purchase Agreements Arizona

On July 18, 2011, the Registrant entered into an Asset Purchase Agreement (“APAAR1”) with Precious Metals Exploration Corp., (the “Seller”), for the purchase of a 100% interest in 2 patented claims, 6 federal claims and 25 prospects comprising 660 acres near Kingman, Arizona.  The Purchase Price was $600,000 payable in installments in the seven months following the closing and 500,000 shares of the Registrant’s common stock. The APAAR1 further provides for the issuance to the Seller of 1,500,000 additional shares of the Registrant’s common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires the Registrant to pay a 5% smelter’s royalty.

On July 18, 2011, the Registrant entered into a third Asset Purchase Agreement (“APAAR2”) with Precious Metals Exploration Corp., (the “Seller”), for the purchase of a 100% interest in 2 patented claims and 5 federal claims comprising roughly 134 acres in Mohave County, Arizona.   The Purchase Price was $674,022 payable in installments in the twenty months following the closing.