Form 10-Q
period 2011-06-30
Liberty Gold Corp.
filed 2011-08-22
CIK 1459697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

Commission File No. 333-16135

LIBERTY GOLD CORP.

(Exact name of registrant as specified in its charter)

Delaware	80-0372385
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2415 East Camelback Road, Suite 700, Phoenix, AZ 85016

 (Address of principal executive offices, zip code)

602-553-1190

(Registrant’s telephone number, including area code)

___________

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):

Yes [  ]   No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 22, 2011, there were 86,675,000 shares of common stock, $0.0001 par value per share, outstanding.

LIBERTY GOLD CORP..

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Liberty Gold Corp., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing and that there will be little demand for the Company’s services and products, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM   1.  CONDENSED FINANCIAL STATEMENTS.

Liberty Gold Corp.

(Formerly IBOS, Inc.)

(An Exploration Stage Company)

June 30, 2011 and 2011

Index to Financial Statements

Contents                                                                                                                                                                               Page(s)

Balance Sheets at June 30, 2011 (Unaudited)  and March 31, 2011

5

Statements of Operations for the Three Months Ended June 30, 2011 and 2010 (Unaudited)

6

Statement of Equity (Deficit) for the Period from March 31, 2009 through June 30, 2011 (Unaudited)

7

Statements of Cash Flows for the Three Months Ended June 30, 2011 and 2010 (Unaudited)

8

Notes to the Financial Statements (Unaudited)

9

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	June 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$24,358	$7,574
Accounts receivable	-	28,585
Prepaid expenses	-	1,087

Total Current Assets	24,358	37,246

Total Assets	$24,358	$37,246

LIABILITIES AND DEFICIT
CURRENT LIABILITIES:
Accounts payable	$-	$23,679
Accrued expenses	-	5,500
Advances from stockholders	28,357	30,544

Total Current Liabilities	28,357	59,723

DEFICIT:
LIBERTY GOLD CORP. STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 250,000,000 shares authorized,
126,175,000 and 124,100,000 shares issued and outstanding, respectively	12,618	12,410
Additional paid-in capital	136,535	45,998
Accumulated deficit	(88,952)	(80,885)
Deficit accumulated during the exploration stage	(64,200)	-

Total Liberty Gold Corp. Stockholders' Deficit	(3,999)	(22,477)

NONCONTROLLING INTEREST	-	-

Total Liabilities and Deficit	$24,358	$37,246

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
OPERATING EXPENSES:
Professional fees	$43,707	$-
Officers' compensation	6,571	-
General and administrative expenses	13,722	-
Impairment of mineral properties	200	-

Total operating expenses	64,200	-

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(64,200)	-

INCOME TAX PROVISION
Federal	-	-
State	-	-

Total income tax provision	-	-

NET LOSS FROM CONTINUING OPERATIONS	(64,200)	-

DISCONTINUED OPERATIONS
Loss from operations of discontinued operations, net of taxes	-	(11,609)
Loss from disposal of discontinued operations, net of taxes	(8,067)	-

Loss from discontinued operations	(8,067)	(11,609)

NET LOSS BEFORE NONCONTROLLING INTEREST	(72,267)	(11,609)

NONCONTROLLING INTEREST	-	-

NET LOSS	$(72,267)	$(11,609)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:
Continuing operations	$(0.00)	$-
Discontinued operations	(0.00)	(0.00)
	$(0.00)	$(0.00)

Weighted common shares outstanding
- basic and diluted	125,991,850	124,100,000

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF EQUITY (DEFICIT)
For the period from March 31, 2010 through June 30, 2011
(Unaudited)

					Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Accumulated	Total Liberty Gold
	Number of		Paid-in	Accumulated	during the	Corp Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Exploration Stage	Equity (Deficit)	Interest	Equity (Deficit)

Balance, March 31, 2010	124,100,000	$12,410	$45,998	$(38,096)	$-	$20,312	$-	$20,312

Net loss				(42,789)	-	(42,789)	-	(42,789)
Balance, March 31, 2011	124,100,000	12,410	45,998	(80,885)	-	(22,477)	-	(22,477)

Shares issued for mineral property acquisition	2,000,000	200	-			200		200
Forgiveness of debt by former stockholders			30,545			30,545		30,545
Equity units inclusive one common share and one warrant
issued for cash on June 28, 2011 at $0.80 per unit	75,000	8	59,992			60,000		60,000
Net loss				(8,067)	(64,200)	(72,267)	-	(72,267)
Balance, June 30, 2011	126,175,000	$12,618	$136,535	$(88,952)	$(64,200)	$(3,999)	$-	$(3,999)

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,267)	$(11,609)

Adjustments to reconcile net loss to net cash used in operating activities
Impairment of mineral properties	200	-
Loss from discontinued operations	8,067	-
Changes in operating assets and liabilities:
Accounts receivable	-	3,658
Prepaid expenses	-	41
Accounts payable	-	(5,199)
Accrued expenses	-	(5,700)

NET CASH USED IN OPERATING ACTIVITIES	(64,000)	(18,809)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in disposal of discontinued operations	(7,574)	-
NET CASH USED IN INVESTING ACTIVITIES	(7,574)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Amounts received from stockholders	28,358	12,192
Proceeds from sale of common stock	60,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	88,358	12,192

NET CHANGE IN CASH	16,784	(6,617)
Cash at beginning of period	7,574	29,591
Cash at end of period	$24,358	$22,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for acquisition of mineral properties	$200	$-
Forgiveness of advances from former stockholders to contributed capital	$30,545	$-

See accompanying notes to the financial statements

Liberty Gold Corp.

(Formerly IBOS Inc.)

(An Exploration Stage Company)

June 30 2011 and 2010

Notes to the Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

IBOS, Inc. (“IBOS”) was incorporated as a Subchapter S corporation on April 11, 2006 under the laws of the State of California.  It was converted into a C corporation, incorporated in the State of Delaware on March 5, 2009, in a transaction in which the newly-formed corporation issued an aggregate of 9,000,000 shares of common stock to the former stockholders of the S corporation for all of the issued and outstanding shares of IBOS.  All shares were held by and all shares of common stock were issued to IBOS’s stockholders and President and Chief Executive Officer, Chief Technology Officer and Chief Financial Officer.  No cash consideration was paid.  No value was given to the shares issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.0001 par value and additional paid-in capital was recorded as a negative amount ($900).  IBOS applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the United States Securities and Exchange Commission (the “SEC”)), by reclassifying all of IBOS’s undistributed earnings and losses to additional paid-in capital as of March 5, 2009.  The accompanying financial statements have been prepared as if IBOS had its corporate capital structure as of the first date of the first period presented.

IBOS provided web-based comprehensive selection of electronic medical claims processing and collection solutions to the healthcare provider industry prior to April 5, 2011.  IBOS had minimal operations between April 1, 2011 and April 4, 2011.

Change in control and scope of business

On April 5, 2011, a Stock Purchase Agreement (the “SPA”) by and among IBOS’s three officers and directors Deepak Danavar, Ravi Sharma, and James Villalobos, the Registrant and Lynn Harrison (“LH”) was executed and a closing was held under the SPA.  Pursuant to the SPA (i) LH purchased an aggregate of 8,280,000 shares of common stock of the Registrant (87% of the outstanding shares) from Messrs. Danavar, Sharma and Villalobos for an aggregate purchase price of $370,000.00; (ii) the Registrant disposed of its California subsidiary by transferring its shares to Messrs. Danavar, Sharma and Villalobos;  (iii) LH was elected the sole director of the Registrant; (iv) LH was elected President and CEO of the Registrant and Frank J. Hariton was elected secretary of the Registrant; and (v) Messrs Danavar, Sharma and Villalobos each resigned as officers and directors of the Registrant. Additionally as part of the change in control the former shareholders agreed to forgive debts outstanding to them totaling $30,544 which have been recorded as contributed capital.  As part of the Stock Purchase transaction IBOS transferred to a newly-formed company controlled by IBOS’s then three officers and directors Deepak Danavar, Ravi Sharma, and James Villalobos, the Company’s three former officers and directors (the “Buyers”), certain operating assets associated with the operations of IBOS’s electronic medical claims processing and collection solutions, subject to related liabilities (the “Business”).  Pursuant to the terms of SPA, the assumption by the Buyer of all liabilities and debts of IBOS which relate to or arise out of the operations of the Business and the indemnification by the Buyer of all losses, liabilities, claims, damages, costs and expenses that may be suffered by IBOS at any time which arise out of the operations of the Business.  Loss from disposal of the discontinued operations amounted to $8,067.

Upon acquisition of certain gold mine properties on April 5, 2011 IBOS decided to engage in the business of acquiring, exploring and developing mineral properties.

The financial statements for the interim period ended June 30, 2010 have been presented to give retroactive effect to the discontinuance of the discontinued operations.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the  financial statements of the Company for the fiscal year ended March 31, 2011 and notes thereto contained in the information filed as part of the Company’s Current Report on Form 10-K filed with the SEC on July 28, 2011.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Exploration stage company

Upon acquisition of certain gold mine properties on April 5, 2011 the Company decided to engage in the business of acquiring, exploring and developing mineral properties.  Although the Company acquired mineral properties, a substantial portion of the Company’s activities has involved establishing the business and the Company has neither started exploring the mineral properties, nor generated any revenue to date.  Upon entry into mining exploration business the Company became an exploration stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company’s significant estimates include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to and the estimated useful lives of mineral properties; income taxes provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Management periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous mine operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants.  When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Fiscal year end

The Company elected March 31 as its fiscal year ending date.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Mineral properties

The Company follows Section 930 of the FASB Accounting Standards Codification for its mineral properties.  Mineral properties and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  General exploration costs and costs to maintain rights and leases, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

The provision for depreciation, depletion and amortization (“DD&A”) of mineral properties is calculated on a property-by-property basis using the unit-of-production method.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all general exploration costs, if any, are being expended.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved; b)  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Noncontrolling interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the noncontrolling interest in mineral properties, its majority owned subsidiary in the statements of balance sheets within the equity section, separately from the Company’s shareholders’ equity.  Noncontrolling interest represents the noncontrolling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, Noncontrolling interest is adjusted for the noncontrolling interest holder’s proportionate share of the earnings or losses and the noncontrolling interest continues to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.

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

The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of mineral ores upon the Company commencing exploration operations.  Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking company or third party carrier and title transfers upon shipment, based on free on board (“FOB”) warehouse; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Stock-based compensation for obtaining employee services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of each option award is estimated on the date of grant using a Black-Scholes Option-Pricing Model.  The ranges of assumptions for inputs are as follows:

•

The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

•	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.

•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

•	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

The following table shows the potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended June 30, 2011 and 2010 as they were anti-dilutive:

	Potentially outstanding dilutive shares
	For the Interim Period Ended June 30, 2011	For the Interim Period Ended June 30, 2010

Issuance to the Seller of 2,000,000 additional shares of the Company’s common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold and requires the Company to expend at least $300,000 in exploration and mine development work on the property over three years commencing with the closing under the PPA on April 5, 2011.	2,000,000	-

Warrants issued on June 28,2011 in connection with the Company’s April 20, 2010 equity financing inclusive of warrants to purchase 75,000 shares to the investor at $1.25 per share expiring three (3) years from date of issuance	75,000	-

Total potentially outstanding dilutive shares	2,075,000	-

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had an accumulated deficit of $88,952 as of April 4, 2011 and a deficit accumulated during the exploration stage of $64,200 at June 30, 2011, a net loss of $72,627 and a net cash used in operating activities of $64,000 for the interim period then ended.

While the Company is attempting to commence explorations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to commence explorations and generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – MINERAL PROPERTIES

Alaska mineral properties

On April 5, 2011, the Company entered into a Property Purchase Agreement (“PPA”) with Precious Metals Exploration Corp., an unaffiliated seller with offices in Sweden (the “Seller”), for the purchase of an undivided 60% right title and interest in certain mining claims in Alaska in exchange for 2,000,000 shares of the Company’s common stock and the retention by the Seller of a 5% Net Smelter Royalty, as defined in the PPA.  The PPA agreement further provides for the issuance to the Seller of 2,000,000 additional shares of the Company’s common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold and requires the Company to expend at least $300,000 in exploration and mine development work on the property over three years commencing with the closing under the PPA.

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

The Company valued the 2,000,000 common shares, the consideration given for the purchase of an undivided 60% right title and interest in certain mining claims in Alaska at par, or $200 in aggregate.  At June 30, 2011, the Company had not yet obtained sufficient funding to commence exploration on these properties, had not yet received any revenues, and had a working capital deficit. Due to these factors the Company recorded an impairment charge of the entire balance of $200 on June 30, 2011 to the carrying values of these properties, reducing their carrying values to $0.

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from stockholders

Advances from stockholders at June 30, 2011 and March 31, 2011 consisted of the following:

	June 30, 2011	March 31, 2011

Advances from major stockholder and officer	$28,356	$-

Advances from former major stockholders and officers	-	30,544

	$28,356	$30,544

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Stockholders of the Company advanced $83,392 in aggregate to the Company for working capital purposes and the Company repaid $16,740 in aggregate for the year ended March 31, 2011.

On April 5, 2011 as part of the change in control the former major shareholders and officers agreed to forgive debt outstanding to them totaling $30,544 which have been recorded as contributed capital.

The major stockholder and officer advanced $28,356 to the Company and no repayment has been made for the period from April 5, 2011 (Date of change in control) through June 30, 2011.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Hundred and Five Million (105,000,000) shares of which Five Million (5,000,000) shares shall be Preferred Stock, par value $.0001 per share, and One Hundred Million (100,000,000) shares shall be Common Stock, par value $.0001 per share.

On April 28, 2011, the Company filed a Certificate of Amendment of Certificate of Incorporation, and increased its total number of shares of all classes of stock which the Company is authorized to issue to Two Hundred Fifty Five Million (255,000,000) shares inclusive of Five Million (5,000,000) shares of Preferred Stock, par value $.0001 per share, and Two Hundred Fifty Million (250,000,000) shares of Common Stock, par value $.0001 per share.

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

On June 28, 2011, The Company issued to one investor 75,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 75,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.80 per Unit for an aggregate of $60,000.

Additional paid-in capital

On March 31, 2010, the stockholders and officers of the Company forgave $10,730 of their advances to the Company and contributed the same amount to capital.

On April 5, 2011, as part of the change in control the former major shareholders and officers agreed to forgive debt outstanding to them totaling $30,544 which have been recorded as contributed capital.

Warrants issued in connection with sale of common shares

Description of warrants

In connection with the sale of 75,000 shares of its common stock at $0.80 per share or $60,000 in gross proceeds to one investor on June 28, 2011, the Company issued a three (3) year common stock purchase warrant to purchase an additional 75,000 shares of its common stock at $1.25 per share earned and exercisable upon issuance.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility	55.91%	*

Risk-free interest rate	0.75%

Dividend yield	0.00%

* As a thinly traded public entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public traded goldmine companies to calculate the expected volatility.  The reason for selecting comparable public traded goldmine companies is that the Company plans to engage in goldmine business.  The Company calculated five (5) comparable public traded goldmine companies’ historical volatility over the expect life of the warrants and averaged the five (5) comparable public traded goldmine companies’ historical volatility as its expected volatility.

The Company allocated the gross proceeds of $60,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $48,000 and $12,000, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

Exercise of warrants and warrants outstanding

For the interim period ended June 30, 2011, none of the warrants have been exercised and as of June 30, 2011 warrants to purchase 75,000 shares of Company common stock remain outstanding.

Summary of warrant activities

The table below summarizes the Company’s non-derivative warrant activities through June 30, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, March 31, 2011	-	$-	$-	$-	$-

Granted	75,000	$1.25	$1.25	$12,000	-

Canceled for cashless exercise	(-)	- -	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2011	75,000	$1.25	$1.25	$12,000	$-

Earned and exercisable, June 30, 2011	75,000	$1.25	$1.25	$12,000	$-

Unvested, June 30, 2011	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1.25	75,000	3.00	$1.25	75,000	3.00	$1.25

$1.25	75,000	3.00	$1.25	75,000	3.00	$1.25

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contingent common shares issuable under an Alaska Property Purchase Agreement

On April 5, 2011, the Company entered into a Property Purchase Agreement (“PPA”) with Precious Metals Exploration Corp., an unaffiliated seller with offices in Sweden (the “Seller”).  The PPA agreement further provides for the issuance to the Seller of 2,000,000 additional shares of the Company’s common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold and requires the Company to expend at least $300,000 in exploration and mine development work on the property over three years commencing with the closing under the PPA.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that the following were reportable subsequent events to be disclosed.

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

Common stock

On July 28, 2011, The Company issued to one investor 25,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 25,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.80 per Unit for an aggregate of $20,000.

On August 4, 2011, The Company issued to one investor 156,250 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 156,250 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.80 per Unit for an aggregate of $125,000.

On August 9, 2011, The Company issued to one investor 250,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 250,000 shares of common stock at an exercise price of $1.25 per share).  The Units were sold at a price of $.80 per Unit for an aggregate of $200,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND REULTS OF OPERATION.

PLAN OF OPERATION

On April 5, 2011, we completed a change of control transaction and entered a new line of business.  Accordingly, any comparison between the operating results of our quarter last year and this year is not meaningful.

Liquidity and Capital Resources

Our plan is to acquire potential mineral producing properties by paying the bulk of the purchase price in our stock and to fund our operations through the private sale of our stock.  We have acquired several properties to date, but cannot give any assurance that we will be able to successfully sell stock at levels to meet our obligations under our property acquisition agreement.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer who is also our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2011 because we do not have sufficient staff to segregate responsibilities.  We plan to seek to correct these deficiencies during the current fiscal year or the next.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY GOLD CORP
(Name of Registrant)

Date: August 22, 2011	By:	/s/ Lynn Harrison
Name: Lynn Harrison
Title: President and Chief Executive Officer, principal executive, financial officer and principal accounting officer