Form 10-Q
period 2011-09-30
Liberty Gold Corp.
filed 2011-11-14
CIK 1459697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, there were 86,387,500 shares of common stock, $0.0001 par value per share, outstanding.

LIBERTY GOLD CORP..

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

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

Liberty Gold Corp.

(Formerly IBOS, Inc.)

(An Exploration Stage Company)

September 30, 2011 and 2011

Index to Financial Statements

Contents                                                                                                                                                                                 Page(s)

Balance Sheets at September 30, 2011 (Unaudited)  and March 31, 2011

5

Statements of Operations for the Three Months and Six Months Ended September 30, 2011 and 2010 and

for the Period from April 5, 2011 (Date of Entry into Exploration) through September 30, 2011 (Unaudited)                                                                                                                                                                                         6

Statement of Stockholders’ Equity (Deficit) for the Period from March 31, 2010 through September 30, 2011 (Unaudited)                                                                                                                                                                                7

Statements of Cash Flows for the Six Months Ended September 30, 2011 and 2010 and for the Period from

April 5, 2011 (Date of Entry into Exploration) through September 30, 2011 (Unaudited)

                                                                                                                                                                                                              8

Notes to the Financial Statements (Unaudited)

9

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An exploration company)
BALANCE SHEET

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,546	$7,574
Accounts receivable	-	28,585
Prepaid expenses	-	1,087

Total Current Assets	4,546	37,246

MINERAL PROPERTIES, net	1,274,572	-

Total Assets	$1,279,118	$37,246

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of mineral property payable	$441,885	$23,679
Accrued expenses	-	5,500
Advances from former stockholders	-	30,544
Advances from stockholders	28,356	-
Common stock to be issued	300	-

Total Current Liabilities	470,541	59,723

MINERAL PROPERTIES PAYABLE, net of current portion	611,195	-

LIBERTY GOLD CORP. STOCKHOLDERS' EQUITY (DEFICIT:)
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 250,000,000 shares authorized,
87,387,500 and 124,100,000 shares issued and outstanding, respectively	8,739	12,410
Additional paid-in capital	710,464	45,998
Accumulated deficit	(88,952)	(80,885)
Deficit accumulated during the exploration stage	(432,869)	-

Total Liberty Gold Corp. Stockholders' Equity (Deficit)	197,382	(22,477)

NONCONTROLLING INTEREST	-	-

Total Liabilities and Equity (Deficit)	$1,279,118	$37,246

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An exploration company)
STATEMENTS OF OPERATIONS
					For the Period from
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	April 5, 2011
	Ended	Ended	Ended	Ended	(Exploration) through
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues earned during the exploration stage	$-	$-	$-	$-	$-
Cost of revenues earned during the exploration stage:
Exploration costs	308,000	-	308,000	-	308,000
Total cost of revenues earned during the development stage:	308,000	-	308,000	-	308,000
Gross profit	(308,000)	-	(308,000)	-	(308,000)
Operating expenses
Officers' compensation	19,694	-	26,265	-	26,265
Professional fees	28,151	-	71,858	-	71,858
General and administrative expenses	12,824	-	26,746	-	26,746
Total operating expenses	60,669	-	124,869	-	124,869
Loss from continuing operations before income taxes	(368,669)	-	(432,869)	-	(432,869)
Income tax provision	-	-	-	-	-
Net loss from continuing operations	(368,669)	-	(432,869)	-	(432,869)
Discontinued operations
Loss from operations of discontinued operations, net of taxes	-	(10,103)	-	(21,712)	-
Loss from disposal of discontinued operations, net of taxes	-	-	(8,067)	-
Loss from discontinued operations, net of taxes	-	(10,103)	(8,067)	(21,712)	-

Net loss before noncontrolling interest	(368,669)	(10,103)	(440,936)	(21,712)	(432,869)
Noncontrolling interest	-	-	-	-	-
Net loss	$(368,669)	$(10,103)	$(440,936)	$(21,712)	$(432,869)
Net loss per common share
- basic and diluted
Continuing operations	$(0.00)	$-	$(0.00)	$-
Discontinued operations	-	(0.00)	(0.00)	(0.00)
Total net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted common shares outstanding
- basic and diluted	102,836,023	124,100,000	113,644,316	124,100,000

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An exploration company)
STATEMENT OF EQUITY (DEFICIT)
For the period from March 31, 2010 through September 30, 2011
(Unaudited)

					Deficit
	Common Stock, $0.0001 Par Value		Additional		Accumulated	Total Liberty Gold
	Number of		Paid-in	Accumulated	during the	Corp Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Exploration Stage	Equity (Deficit)	Interest	Equity (Deficit)

Balance, March 31, 2010	124,100,000	$12,410	$45,998	$(38,096)	$-	$20,312	$-	$20,312

Net loss				(42,789)	-	(42,789)	-	(42,789)

Balance, March 31, 2011	124,100,000	12,410	45,998	(80,885)	-	(22,477)	-	(22,477)

Common shares issued for mineral property acquisition in Alaska	500,000	50	-			50		50
Forgiveness of debt by former stockholders			30,545			30,545		30,545
Equity units inclusive one common share and one warrant
issued for cash at $0.80 per unit on June 28, 2011	75,000	8	59,992			60,000		60,000

Common shares issued for mineral property acquisition in Arizona	500,000	50	-			50		50
Common shares issued for mineral property acquisition in Mexico	1,500,000	150	-			150		150
Equity units inclusive one common share and one warrant
issued for cash at $0.80 per unit between July 28, 2011
and September 9, 2011	712,500	71	569,929			570,000		570,000

Surrender of 40,000,000 common shares by the stockholder
on August 10, 2011	(40,000,000)	(4,000)	4,000			-		-

Net loss				(8,067)	(432,869)	(440,936)		(440,936)

Balance, September 30, 2011	87,387,500	$8,739	$710,464	$(88,952)	$(432,869)	$197,382	$-	$197,382

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An exploration company)
STATEMENTS OF CASH FLOWS
			For the Period from
	For the Six Months	For the Six Months	April 5, 2011
	Ended	Ended	(Exploration) through
	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(440,936)	$(21,712)	$(432,869)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss from discontinued operations, net of taxes	8,067	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	3,180	-
Prepaid expenses	-	(7,585)	-
Mineral properties payable	1,053,080	(8,629)	1,053,080
Accrued expenses	-	700	-

Net cash provided by (used in) operating activities	620,211	(34,046)	620,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in disposal of discontinued operations	(7,574)	-	(7,574)
Purchases of property, plant and equipment	(1,274,022)	-	(1,274,022)

Net cash used in investing activities	(1,281,596)	-	(1,281,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from former stockholders	-	13,583	-
Advances from stockholders	28,356	-	28,356
Proceeds from sale of common stock	630,001	-	630,001

Net cash provided by financing activities	658,357	13,583	658,357

NET CHANGE IN CASH	(3,028)	(20,463)	(3,028)
Cash at beginning of period	7,574	29,591	7,574
Cash at end of period	$4,546	$9,128	$4,546

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$800	$800

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for acquisition of mineral properties	$250	$-	$-
Common shares to be issued for acquisition of mineral properties	$300	$-	$-
Forgiveness of advances from former stockholders to contributed capital	$30,545	$-	$-

See accompanying notes to the financial statements

Liberty Gold Corp.

(Formerly IBOS Inc.)

(An Exploration Stage Company)

September 30, 2011 and 2010

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

Change in control and scope of business

On April 5, 2011, a Stock Purchase Agreement (the “SPA”) by and among IBOS’s three officers and directors Deepak Danavar, Ravi Sharma, and James Villalobos, the Company and Lynn Harrison (“LH”) was executed and a closing was held under the SPA.  Pursuant to the SPA (i) LH purchased an aggregate of 8,280,000 shares of common stock of the Company (87% of the outstanding shares) from Messrs. Danavar, Sharma and Villalobos for an aggregate purchase price of $370,000.00; (ii) the Company disposed of its California subsidiary by transferring its shares to Messrs. Danavar, Sharma and Villalobos;  (iii) LH was elected the sole director of the Company; (iv) LH was elected President and CEO of the Company and Frank J. Hariton was elected secretary of the Company; and (v) Messrs Danavar, Sharma and Villalobos each resigned as officers and directors of the Company. Additionally as part of the change in control the former shareholders agreed to forgive debts outstanding to them totaling $30,544 which have been recorded as contributed capital.  As part of the Stock Purchase transaction the Company transferred to a newly-formed company controlled by IBOS’s three officers and directors Deepak Danavar, Ravi Sharma, and James Villalobos, the Company’s three former officers and directors (the “Buyers”), certain operating assets associated with the operations of IBOS’s electronic medical claims processing and collection solutions, subject to related liabilities (the “Business”).  Pursuant to the terms of SPA, the assumption by the Buyer of all liabilities and debts of IBOS which relate to or arise out of the operations of the Business and the indemnification by the Buyer of all losses, liabilities, claims, damages, costs and expenses that may be suffered by IBOS at any time which arise out of the operations of the Business.  Loss from disposal of the discontinued operations amounted to $8,067.

Upon acquisition of certain gold mine properties on April 5, 2011 IBOS decided to engage in the business of acquiring, exploring and developing mineral properties.

The financial statements for the interim period ended September 30, 2010 have been presented to give retroactive effect to the discontinuance of the discontinued operations.

Surrender of common shares from principal stockholder upon change of control

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2011 and notes thereto contained in the information filed as part of the Company’s Current Report on Form 10-K filed with SEC on July 28, 2011.

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

Use of estimates and assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reported period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability impairment of long-lived assets, including the values assigned to and the estimated reserves, dismantlement, restoration and abandonment costs, which are net of estimated salvage values of mineral properties; income taxes provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Significant estimates include the estimated reserves, dismantlement, restoration and abandonment costs, which are net of estimated salvage values.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include mineral properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involvedb)  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Effective March 6, 2009, the Company follows paragraph 740-10-30-2 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

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

The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Limitation on utilization of NOLs due to change in control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL.  Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years.  The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2011 and 2010 as they were anti-dilutive:

	Potentially outstanding dilutive common shares
	For the Interim Period	For the Interim Period
	Ended	Ended
	September 30, 2011	September 30, 2010

Contingent shares

2,000,000 contingent shares of the Company’s common stock issuable provided that mining operations on the property result in the discovery of 1,000,000 ounces of gold and requires the Company to expend at least $300,000 in exploration and mine development work on the property over three (3) years commencing with the closing under the PPA on April 5, 2011.	2,000,000	-

5,500,000 contingent shares of the Company’s common stock issuable provided that mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires the Company to expend at least $850,000 in exploration and mine development work on the property over fifteen months commencing with the closing under the APA on July 13, 2011 (including $350,000 and $500,000 within the first 3 months and next 12 months, respectively).	5,500,000	-

1,500,000 contingent shares of the Company’s common stock issuable provided that mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires the Company to pay a 5% smelter’s royalty.	1,500,000	-

Total contingent shares	9,000,000	-

Warrants

Warrants issued on June 28, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 75,000 shares to the investor exercisable at $1.25 per share expiring three (3) years from date of issuance	75,000	-

Warrants issued between July 28, 2011 and September 9, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 712,500 shares to the investor exercisable at $1.25 per share expiring three (3) years from date of issuance	712,500	-

Total warrants	787,500	-

Total potentially outstanding dilutive shares	9,787,500	-

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•

Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “ Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the exploration stage at September 30, 2011 and a net loss used in operating activities for the interim period then ended.

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

NOTE 4 – MINERAL PROPERTIES

Alaska mineral properties

On April 5, 2011, the Company entered into a Property Purchase Agreement (“PPA”) with Precious Metals Exploration Corp., an unaffiliated seller with offices in Sweden (the “Seller”), to acquire an undivided 60% right title and interest in certain mining claims in Alaska in exchange for (1) 2,000,000 shares of the Company’s common stock to be issued as follows: (i) 500,000 shares at the closing; (ii) an additional 500,000 shares on each of the first the business day following the six month, twelve month and 18 month anniversary of the closing date; and (2) the retention by the Seller of a 5% Net Smelter Royalty, as defined in the PPA.  The PPA agreement further provides for the issuance to the Seller of additional 2,000,000 shares of the Company’s common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold and requires the Company to expend at least $300,000 in exploration and mine development work on the property over three (3) years commencing with the closing under the PPA.

The Company valued the 2,000,000 common shares, the consideration given for the purchase at par, or $200 in aggregate.

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

The Company expended  $100,000 in exploration and mine development work for the period from April 4, 2011 (date of acquisition) through September 30, 2011 towards the $300,000 in exploration and mine development work on the property over the three (3) year period as required under the PPA.

Mexico mineral property

On July 13, 2011, the Company entered into an Asset Purchase Agreement (“APA”) with Precious Metals Exploration Corp., (the “Seller”), to acquire an undivided 75% right title and interest in certain mining claims in Hostotipaquillo, Mexico in exchange for (1) 3,000,000 shares of the Company’s common stock to be issued as follows: (i) 50% on closing, (ii) an additional 25% after six months and the final 25% after 12 months.  (2) the retention by the Seller of a 5% Net Smelter Royalty, as defined in the APA. The APA further provides for the issuance to the Seller of an additional 5,500,000 shares of the Company’s common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires the Company to expend at least $850,000 in exploration and mine development work on the property over fifteen (15) months commencing with the closing under the APA (including at least $350,000 in the first three (3) months and $500,000 in the next 12 months, respectively), as the work commitment (“Work Commitment”).  In addition, the Company is required to hire a project manager designated by the Seller to be compensated at $10,000 per month during the period of Work Commitment of fifteen (15) months. Any amounts paid to the consultant will be applied against and reduce the amount of the Work Commitment.

The Company sold 712,500 shares of its common shares for cash at $0.80 per share during the quarterly period ended September 30, 2011, however the management of the Company valued the 3,000,000 common shares, the consideration given for the purchase of the Mexican mineral property, at par, or $300 in aggregate due to the fact that the Company did not obtain an independent third party valuation for the mineral properties acquired.

The property consists of three (3) mining concessions in the project area known as “Monte de El Favor”, these are El Favor, Exploitation title No. 165974, Guadalupe, Exploitation title No. 183638 and Buenaventura Exploitation title No. 218973, which approximate 217.49 hectares in total located in the Municipality of Hostotipaquillo, State of Jalisco, Mexico.

The Company expended $208,000 and $0 in exploration and mine development work for the period from July 13, 2011 (date of acquisition) through September 30, 2011 and for the month of October 2011, respectively towards the $350,000 in the first three (3) months and $500,000 in the next 12 months Work Commitment in exploration and mine development work on the property as required under the PPA. On November 10, 2011, the Seller waived the Company’s short fall of the $350,000 Work Commitment in the first three (3) months and agreed to let the Company make up the Work Commitment short-fall in the next 12 month.

Arizona mineral properties

On July 18, 2011, the Company entered into an Asset Purchase Agreement (“APAAR1”) with Precious Metals Exploration Corp., (the “Seller”), to acquire a 100% interest in 2 patented claims, 6 federal claims and 25 prospects comprising 660 acres near Kingman, Arizona.  Total consideration includes (1) $600,000 in cash payable in installments as follows: (i) $200,000 within one (1) month of the closing of agreement; (ii) $200,000 within four (4) months of the closing of the agreement; (iii) $200,000 within seven months (7) months of the closing of the agreement; (2) 500,000 shares of the Company’s common stock; and (3) a 5% smelter’s royalty.  The APAAR1 further provides for the issuance to the Seller of an additional 1,500,000 shares of the Company’s common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver.  The Seller will have the option to appoint an individual to serve on the Company’s advisory board for one

(1) year and shall be compensated for the services at the end of the year for One Hundred Thousand (100,000) shares of common stock.

The Company sold 712,500 shares of its common shares for cash at $0.80 per share during the quarterly period ended September 30, 2011, however the management of the Company valued the 500,000 common shares, the consideration given for the purchase at par, or $50 in aggregate due to the fact that the Company did not obtain an independent third party valuation for the mineral properties acquired.

The “Property” is defined as follows: A) Fountain Head – patented (a lode mining claim in the Walapai Mining District, being shown on Mineral Survey No. 1942, as filed in the Bureau of land Management, and as granted by Patent recorded in Book 16 Of Deeds, page 524; situate in section 4, Township 22 North, Range 17 West of the Gila and Salt River Base and Meridian, Mohave County, Arizona.) B)    Eagle – patented (a lode mining claim in the Walapai Mining District, being shown on Mineral Survey No. 1943, as filed in the Bureau of land Management, and as granted by Patent recorded in Book 16 Of Deeds, page 527; situate in section 4, Township 22 North, Range 17 West of the Gila and Salt River Base and Meridian, Mohave County, Arizona.). Plus 6 federal claims are located in town ship 22 North, Range 17 west of the Gila and Salt River Base and Meridian, as follows: C) Golden Wonder – federal D)    Holy Smoke – federal E) High Grade Vein – federal F) Bluebell – federal G) Bluebell Extension – federal H) Golden Legion – federal. Plus 25 Prospects each representing 20 acres adjacent to the claims outlined above.

On July 18, 2011, the Company entered into a third Asset Purchase Agreement (“APAAR2”) with Precious Metals Exploration Corp., (the “Seller”), to acquire a 100% interest in 2 patented claims and 5 federal claims comprising roughly 134 acres in Mohave County, Arizona.   The total consideration includes (1) $674,022 in cash payable in installments as follows: (i) a cash payment of $4,188.44 within seven (7) days of closing; (ii) an equal monthly cash payment of $4,188.44 every one (1) month for a further seventeen (17) months, ending in December 2012; (iii) a final cash payment of $598,630, due on the nineteenth (19th) month following the closing date, being January 2013; (2) 10% net smelter returns (NSR) royalty on the gross mineral production from the Assets until such time as it no longer owns or operates the Assets. After the full balance is paid, the NSR will reduce to 5% from that day forward.

The “Property” is defined as follows: A) Alta Patented lode Mining Claim, Parcel No.330-02-009 and the Sirius Patented Mining Claim, Parcel No. 330 02 011 both shown on Mineral Survey MS 2854A, located in Section 4, Range 17W, Township 22N of the Gila and Salt River Base and Meridian, composed of 18 and 16 acres respectively, together with all buildings, tunnels, and shafts and other improvements thereon, and all rents, issues and profits thereof. B) 5 Federal Mining Claims recorded as Copper & Gold, Copper & Gold No.1, Rico I, Rico II, and Rico III, consisting of approx. 20 acres each, located in Sec. 29 & 30, of Mohave County, T23N R17W, G.&S.R.B.&M recorded as FEE# 2010070725- 2010070729 respectively.

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders at September 30, 2011 and March 31, 2011 consisted of the following:

	September 30, 2011	March 31, 2011

Advances from major stockholder and officer	$28,356	-

Advances from former major stockholders and officers	-	30,544

	$28,356	30,544

Former stockholders of the Company advanced $83,392 in aggregate to the Company for working capital purposes and the Company repaid $16,740 in aggregate for the year ended March 31, 2011.

On April 5, 2011 as part of the change in control the former major shareholders and officers agreed to forgive debts outstanding to them totaling $30,544 which have been recorded as contributed capital.

The major stockholder and officer advanced $28,356 to the Company and no repayment has been made for the period from April 5, 2011 (Date of change in control) through September 30, 2011.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On June 28, 2011, the Company issued to an individual 75,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 75,000 shares of common stock exercisable at $1.25 per share).  The Units were sold at $.80 per Unit for an aggregate of $60,000.

For the period from July 28, 2011 through September 9, 2011, the Company issued to a foreign institutional investor a total of 712,500 Units consisting (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $1.25 per share expiring three (3) years from the date of issuance.  The Units were sold at $.80 per Unit for an aggregate of $570,000.

On August 10, 2011, Lynn Harrison, President, CEO and principal shareholder of the Company, surrendered 40,000,000 shares of common stock.

Additional paid-in capital

On March 31, 2010, the former stockholders and officers of the Company forgave $10,730 of their advances to the Company and contributed the same amount to capital.

On April 5, 2011, as part of the change in control the former major shareholders and officers agreed to forgive debt outstanding to them totaling $30,544 which have been recorded as contributed capital.

Warrants issued in connection with sale of common shares

Description of warrants

(i) Warrants issued in June, 2011

In connection with the sale of 75,000 shares of its common stock at $0.80 per share or $60,000 in gross proceeds to one investor on June 28, 2011, the Company issued a warrant to purchase 75,000 shares of its common stock exercisable at $1.25 per share earned and exercisable upon issuance expiring three (3) year from the date of issuance.

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

(ii) Warrants issued during quarterly period ended September 30, 2011

For the period from July 28, 2011 through September 9, 2011, in connection with the sale of 712,500 shares of its common stock at $0.80 per share or $570,000 in gross proceeds to the investors, the Company issued warrants to purchase 712,500 shares of its common stock exercisable at $1.25 per share earned and exercisable upon issuance expiring three (3) years from the date of issuance.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility	49.48%	*

Risk-free interest rate	0.33%

Dividend yield	0.00%

* As a thinly traded public entity it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected five (5) comparable public traded goldmine companies to calculate the expected volatility.  The reason for selecting comparable public traded goldmine companies is that the Company plans to engage in the goldmine business.  The Company calculated five (5) comparable public traded goldmine companies’ historical volatility over the expect life of the warrants and averaged the five (5) comparable public traded goldmine companies’ historical volatility as its expected volatility.

The Company allocated the gross proceeds of $570,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $475,000 and $95,000, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

Exercise of warrants and warrants outstanding

For the interim period ended September 30, 2011, none of the warrants have been exercised and as of September 30, 2011 warrants to purchase 787,500 shares of Company common stock remain outstanding.

Summary of warrant activities

The table below summarizes the Company’s non-derivative warrant activities through September 30, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, March 31, 2011	-	$-	$-	$-	$-

Granted	787,500	$1.25	$1.25	$107,000	-

Canceled for cashless exercise	(-)	- -	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2011	787,500	$1.25	$1.25	$107,000	$-

Earned and exercisable, September 30, 2011	787,500	$1.25	$1.25	$107,000	$-

Unvested, September 30, 2011	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1.25	787,500	2.36	$1.25	787,500	2.36	$1.25

$1.25	787,500	2.36	$1.25	787,500	2.36	$1.25

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contingent common shares issuable under an Alaska Property Purchase Agreement

On April 5, 2011, the Company entered into a Property Purchase Agreement (“PPA”) with Precious Metals Exploration Corp., an unaffiliated seller with offices in Sweden (the “Seller”).  The PPA agreement further provides for the issuance to the Seller of 2,000,000 additional shares of the Company’s common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold and requires the Company to expend at least $300,000 in exploration and mine development work on the property over three (3) years commencing with the closing under the PPA.

The Company expended  $100,000 in exploration and mine development work for the period from April 4, 2011 (date of acquisition) through September 30, 2011 towards the $300,000 in exploration and mine development work on the property over the three (3) year period as required under the PPA.

Contingent common shares issuable under a Mexico Property Purchase Agreement

On July 13, 2011, the Company entered into an Asset Purchase Agreement (“APA”) with Precious Metals Exploration Corp., (the “Seller”). The APA agreement for 3,000,000 shares of the Company’s common stock to be issued 50% on closing, an additional 25% after six months and the final 25% after 12 months.  The APA agreement further provides for the issuance to the Seller of 5,500,000 additional shares of the Company’s common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires the Company to expend at least $850,000 in exploration and mine development work on the property over fifteen months commencing with the closing under the APA (including minimum work commitment of $350,000 and $500,000 in the first 3 months and the next 12 months, respectively).  The Company is required to hire a project manager designated by the Seller at $10,000 per month. Any amounts paid to the consultant will be applied against and reduce the amount of the Work Commitment.

The Company expended $208,000 and $0 in exploration and mine development work for the period from July 13, 2011 (date of acquisition) through September 30, 2011 and for the month of October 2011, respectively towards the $350,000 in the first three (3) months and $500,000 in the next 12 months Work Commitment in exploration and mine development work on the property as required under the PPA.  On November 10, 2011, the Seller waived the Company’s short fall of the $350,000 Work Commitment in the first three (3) months and agreed to let the Company make up the Work Commitment short-fall in the next 12 month.

Contingent common shares issuable under the Arizona Property Purchase Agreements

On July 18, 2011, the Company entered into an Asset Purchase Agreement (“APAAR1”) with Precious Metals Exploration Corp., (the “Seller”).  The Purchase Price was $600,000 payable in installments in the seven months following the closing and 500,000 shares of the Company’s common stock. The APAAR1 further provides for the issuance to the Seller of 1,500,000 additional shares of the Company’s common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires the Company to pay a 5% smelter’s royalty.  The Seller will have the option to appoint an individual to serve on the Company’s advisory board for one (1) year and shall be compensated for the services at the end of the year for One Hundred Thousand shares of the common stock.

On July 18, 2011, the Company entered into an Asset Purchase Agreement (“APAAR2”) with Precious Metals Exploration Corp., (the “Seller”).   The Purchase Price was $674,022 payable in installments in the twenty months following the closing, the company is required to pay 10% net smelter returns (NSR) royalty on the gross mineral production from the Assets until such time as it no longer owns or operates the Assets. After the full balance is paid, the NSR will reduce to 5% from that day forward.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that the following were certain reportable subsequent events to be disclosed as follows:

Issuance of common shares under the Alaska Property Purchase Agreements

On October 6, 2011, the Company issued 500,000 shares of common stock in accordance with the Property Purchase Agreement (“PPA”) with Precious Metals Exploration Corp., an unaffiliated seller with offices in Sweden (the “Seller”) which closed April 5, 2011.

Entry into equity financing agreement with the investors

On October 11, 2011, the Company executed a Share Issuance Agreement with American Gold Holdings, Ltd. (“AGH”) that allows the Company to issue its equity in Units each unit comprised of one share of common stock and a warrant to purchase one common stock within fifteen (15) days following the date of the receipt of any Advances made by AGH.  The issue price of the Unit will be the greater of $0.45 or 90% of the volume weighted average of the closing price of common stock, for the five (5) banking days immediately preceding the date of the notice, as quoted on OTC markets, or other source of stock quotes as agreed to by both parties. The exercise price of the Warrants will be 130% of the price of the Unit and the term of the Warrants will be three (3) years from the date of issuance.

The Share Issuance Agreement commits AGH to make Advances to the Company up to $ 15,000,000 in tranches of no more than $1,000,000 each and in multiples of $25,000 until October 11, 2013 (the completion date) or to be extended for an additional term of up to twelve (12) months at the option of the Company or AGH upon written notice on or before the completion date.

To date the Company has received $100,000 under the Share Issuance Agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

PLAN OF OPERATION

On April 5, 2011, we completed a change of control transaction and entered a new line of business.  Accordingly, any comparison between the operating results of our quarter last year and this year is not meaningful.

Liquidity and Capital Resources

Our plan is to acquire potential mineral producing properties by paying the bulk of the purchase price in our stock and to fund our operations through the private sale of our stock.  We have acquired several properties to date, but cannot give any assurance that we will be able to successfully sell stock at levels to meet our obligations under our property acquisition agreements. We had only nominal cash on hand of $4,546 at September 30, 2011.

Subsequent Events

On October 11, 2011, we executed a Share Issuance Agreement with American Gold Holdings, Ltd. (“AGH”) that allows us to sell our shares in Units each unit comprised of a share of our common stock and a common stock purchase warrant.  The issue price of the Unit will be the greater of $0.45 or 90% of our share price as determined under the agreement and the exercise price of the Warrants will be 130% of the price of the Unit and the Warrants will be of three years duration.  The Share Issuance Agreement commits AGH to purchase up to $15,000,000 of Units in tranches of no more than $1,000,000 each and in multiples of $25,000 on five days notice from us.  This description of the Share Issuance Agreement is qualified in its entirety by reference to the Share Issuance Agreement which is an exhibit hereto.  To date we have received $100,000 under the Share Issuance Agreement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer who is also our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2011 because we do not have sufficient staff to segregate responsibilities.  We plan to seek to correct these deficiencies during the current fiscal year or the next.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

10.1	Share Issuance Agreement between the Company and American Gold Holdings, Ltd, dated October 11, 2011

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY GOLD CORP
(Name of Registrant)

Date: November 14, 2011	By:	/s/ Lynn Harrison
Name: Lynn Harrison
Title: President and Chief Executive Officer, principal executive, financial officer and principal accounting officer