Form 10-Q
period 2011-12-31
Liberty Gold Corp.
filed 2012-02-21
CIK 1459697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of February 21, 2012, there were 88,912,500 shares of common stock, $0.0001 par value per share, outstanding.

LIBERTY GOLD CORP..

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2011

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

Liberty Gold Corp.

(Formerly IBOS, Inc.)

(An Exploration Stage Company)

December 31, 2011 and 2011

Index to Financial Statements

Contents                                                                                                                         Page(s)

Balance Sheets at December 31, 2011 (Unaudited)  and March 31, 2011

5

Statements of Operations for the Three Months and Nine Months Ended December 31, 2011 and 2010 and for the Period from April 5, 2011 (Date of Entry into Exploration) through December 31, 2011 (Unaudited)                                                                                           6

Statement of Stockholders’ Equity (Deficit) for the Period from March 31, 2010 through December 31, 2011 (Unaudited)                                                                                                                                           7

Statements of Cash Flows for the Nine Months Ended December 31, 2011 and 2010 and for the Period from April 5, 2011 (Date of Entry into Exploration) through December 31, 2011 (Unaudited)                                                                                                                        8

Notes to the Financial Statements (Unaudited)

9

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An Exploration Stage Company)
Balance Sheets

	December 31, 2011	March 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$85,283	7,574
Accounts receivable	-	28,585
Prepaid expenses	12,901	1,087

Total Current Assets	98,184	37,246

MINERAL PROPERTIES	1,274,272	-

Total Assets	$1,372,456	37,246

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of mineral property payable	$315,758	23,679
Accrued expenses	-	5,500
Advances from former stockholders	-	30,544
Advances from stockholders	28,356	-
Common stock to be issued	100	-

Total Current Liabilities	344,214	59,723

MINERAL PROPERTIES PAYABLE, net of current portion	598,630	-

LIBERTY GOLD CORP. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 250,000,000 shares authorized,
87,155,176 and 124,100,000 shares issued and outstanding, respectively	8,716	12,410
Additional paid-in capital	1,110,387	45,998
Accumulated deficit	(88,952)	(80,885)
Deficit accumulated during the exploration stage	(600,539)	-

Total Liberty Gold Corp. Stockholders' Equity (Deficit)	429,612	(22,477)

NONCONTROLLING INTEREST	-	-

Total Liabilities and Equity (Deficit)	$1,372,456	37,246

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An exploration company)
Statements Of Operations
					For the Period from
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	April 5, 2011
	Ended	Ended	Ended	Ended	(Exploration) through
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues earned during the exploration stage	$-	$-	$-	$-	$-
Cost of revenues:
Exploration costs	70,890	-	378,890	-	378,890
Total cost of revenues	70,890	-	378,890	-	378,890
Gross profit	(70,890)	-	(378,890)	-	(378,890)
Operating expenses
Officers' compensation	19,500	-	45,765	-	45,765
Professional fees	58,857	-	129,715	-	129,715
General and administrative expenses	19,422	-	46,168	-	46,168
Total operating expenses	96,779	-	221,648	-	221,648
Loss from continuing operations before income taxes	(167,670)	-	(600,539)	-	(600,539)
Income tax provision	-	-	-	-	-
Net loss from continuing operations	(167,670)	-	(600,539)	-	(600,539)
Discontinued operations
Loss from operations of discontinued operations, net of taxes	-	(12,901)	-	(34,613)	-
Loss from disposal of discontinued operations, net of taxes	-	-	(8,067)	-
Loss from discontinued operations, net of taxes	-	(12,901)	(8,067)	(34,613)	-

Net loss before noncontrolling interest	(167,670)	(12,901)	(608,606)	(34,613)	(600,539)
Noncontrolling interest	-	-	-	-	-
Net loss	$(167,670)	$(12,901)	$(608,606)	$(34,613)	$(600,539)
Net loss per common share
- basic and diluted
Continuing operations	$(0.00)	$-	$(0.01)	$-
Discontinued operations	-	(0.00)	(0.00)	(0.00)
Total net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average common shares outstanding
- basic and diluted	88,149,577	124,100,000	105,680,836	124,100,000

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An Exploration Stage Company)
Statement of Equity (Deficit)
For the period from March 31, 2010 through December 31, 2011
(Unaudited)
					Deficit	Total Liberty
	Common Stock, $0.0001 Par Value		Additional		Accumulated	Gold Corp
	Number of		Paid-in	Accumulated	during the	Shareholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Exploration Stage	Equity (Deficit)	Interest	Equity (Deficit)

Balance, March 31, 2010	124,100,000	$12,410	$45,998	$(38,096)	$-	$20,312	$-	$20,312

Net loss				(42,789)	-	(42,789)	-	(42,789)

Balance, March 31, 2011	124,100,000	12,410	45,998	(80,885)	-	(22,477)	-	(22,477)

Common shares issued for mineral property acquisition in Alaska	500,000	50	-			50		50
Forgiveness of debt by former stockholders			30,545			30,545		30,545
Equity units inclusive one common share and one warrant
issued for cash at $0.80 per unit on June 28, 2011	75,000	8	59,992			60,000		60,000
Common shares issued for mineral property acquisition in Arizona	500,000	50	-			50		50
Common shares issued for mineral property acquisition in Mexico	1,500,000	150	-			150		150
Equity units inclusive of one common share and one warrant
issued for cash at $0.80 per unit between July 28, 2011
and September 9, 2011	712,500	71	569,929			570,000		570,000
Surrender of 40,000,000 common shares at
$0.0001 par value on August 10, 2011	(40,000,000)	(4,000)	4,000			-		-
Common shares issued for mineral property acquisition in Alaska	500,000	50	-			50		50
Equity units inclusive of one common share and one warrant
issued for cash at $0.45 per unit between October 28, 2011
and November 12, 2011	666,666	67	299,933			300,000		300,000
Equity units inclusive of one common share and one warrant
issued for cash at $0.99 per unit on December 15, 2011	101,010	10	99,990			100,000		100,000
Cancellation of common shares issued for
property acquisitions in Mexico	(1,500,000)	(150)	-			(150)		(150)
Net loss				(8,067)	(600,539)	(608,606)		(608,606)

Balance, December 31, 2011	87,155,176	$8,716	$1,110,387	$(88,952)	$(600,539)	$429,612	$-	$429,612

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An exploration company)
Statements Of Cash Flows
			For the Period from
	For the Nine Months	For the Nine Months	April 5, 2011
	Ended	Ended	(Exploration) through
	December 31, 2011	December 31, 2010	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(608,606)	$(34,613)	$(600,539)

Adjustments to reconcile net loss to net cash used in operating activities
Loss from discontinued operations, net of taxes	8,067	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	(7,562)	-
Prepaid expenses	(12,901)	(4,336)	-
Accrued expenses		(5,800)
Advances from stockholders	-		-
Common stockholder to be issued	-	-	-
Mineral property payable

Net cash used in operating activities	(613,440)	(52,311)	(613,440)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in disposal of discontinued operations	(7,574)	-	(7,574)
Purchase of mineral properties	(359,734)	-	(359,734)

Net cash used in investing activities	(367,308)	-	(367,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from former stockholders	-	23,558	-
Advances from stockholders	28,356	-	28,356
Proceeds from sale of common stock	1,030,101	-	1,030,101

Net cash provided by financing activities	1,058,457	23,558	1,058,457

NET CHANGE IN CASH	77,709	(28,753)	77,709
Cash at beginning of period	7,574	29,591	7,574
Cash at end of period	$85,283	$838	$85,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$1,600	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for acquisition of mineral properties	$150	$-	$150
Common shares to be issued for acquisition of mineral properties	$100	$-	$100
Forgiveness of advances from former stockholders to contributed capital	$30,545	$-	$30,545
Mineral properties purchase with debt	914,388	-	914,388

See accompanying notes to the financial statements

Liberty Gold Corp.

(Formerly IBOS Inc.)

(An Exploration Stage Company)

December 31, 2011 and 2010

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

The financial statements for the interim period ended December 31, 2010 have been presented to give retroactive effect to the discontinuance of the discontinued operations.

Surrender of Common Shares from Principal Stockholder upon Change in Control

On April 21, 2011, Lynn Harrison, President, CEO and principal shareholder of the Company, surrendered 351,900,000 shares of common stock owned by her, thus reducing her ownership from 414,000,000 shares to 62,100,000 shares and reducing the Company’s issued and outstanding common shares from 476,000,000 shares to 124,100,000 shares.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2011 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed with SEC on July 28, 2011.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated reserves, dismantlement, restoration and abandonment costs, which are net of estimated salvage values of mineral properties; income tax rate, income tax provision, deferred tax assets, and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses, common stock to be issued and mineral property payable, approximate their fair values because of the short maturity of these instruments.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

-

The Company uses historical data to estimate employee termination behavior.  The expected life of options granted is derived from paragraph 718-10-S99-1 of the FASB Accounting Standards Codification and represents the period of time the options are expected to be outstanding.

-	The expected volatility is based on a combination of the historical volatility of the comparable companies’ stock over the contractual life of the options.
-	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.
-	The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

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

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

-

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

-

Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

-

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

-

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

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

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended December 31, 2011 or 2010.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the interim period ended December 31, 2011 and 2010 as they were anti-dilutive:

	Potentially outstanding dilutive common shares
	For the Interim Period	For the Interim Period
	Ended	Ended
	December 31, 2011	December 31, 2010
Contingent shares

2,000,000 contingent shares of the Company’s common stock issuable provided that mining operations on the property result in the discovery of 1,000,000 ounces of gold and requires the Company to expend at least $300,000 in exploration and mine development work on the property over three (3) years commencing with the closing under the Alaska mineral property purchase Agreement (“PPA”) entered into on April 5, 2011.	2,000,000	-

1,500,000 contingent shares of the Company’s common stock issuable provided that mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires the Company to pay a 5% smelter’s royalty under the Arizona Asset Purchase Agreement No. 1 (“APAAR1”) entered into on July 18, 2011.	1,500,000	-

Total contingent shares	3,500,000	-

Warrants

Warrants issued on June 28, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 75,000 shares to the investor with an exercise price of $1.25 per share expiring three (3) years from date of issuance	75,000	-

Warrants issued between July 28, 2011 and September 9, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 712,500 shares to the investor with an exercise of $1.25 per share expiring three (3) years from date of issuance	712,500	-

Warrants issued between October 28, 2011 and November 12, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 222,222 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	666,666	-

Warrants issued on December 15, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 101,010 shares to the investor with an exercise of $1.29 per share expiring three (3) years from date of issuance	101,010	-

Total warrants	1,555,716	-

Total potentially outstanding dilutive common shares	5,055,716	-

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

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the exploration stage at December 31, 2011 and a net loss and net cash used in operating activities for the interim period then ended.

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

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company expended  $150,590 in exploration and mine development work for the period from April 4, 2011 (date of acquisition) through December 31, 2011 towards the $300,000 in exploration and mine development work on the property over the three (3) year period as required under the PPA.

Acquisition and Termination of Mexico Mineral Property

Acquisition of Mexico Mineral Property

On July 13, 2011, the Company entered into an Asset Purchase Agreement (“APA”) with Precious Metals Exploration Corp., (the “Seller”), to acquire an undivided 75% right title and interest in certain mining claims in Hostotipaquillo, Mexico in exchange for (1) 3,000,000 shares of the Company’s common stock to be issued as follows: (i) 50% on closing, (ii) an additional 25% after six months and the final 25% after 12 months.  (2) retention by the Seller of a 5% Net Smelter Royalty, as defined in the APA. The APA further provides for the issuance to the Seller of an additional 5,500,000 shares of the Company’s common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires the Company to expend at least $850,000 in exploration and mine development work on the property over fifteen (15) months commencing with the closing under the APA (including at least $350,000 in the first three (3) months and $500,000 in the next 12 months, respectively), as the work commitment (“Work Commitment”).  In addition, the Company is required to hire a project manager designated by the Seller to be compensated at $10,000 per month during the period of Work Commitment of fifteen (15) months. Any amounts paid to the consultant will be applied against and reduce the amount of the Work Commitment.

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

The Company expended $228,000 and $0 in exploration and mine development work for the period from July 13, 2011 (date of acquisition) through December 23, 2011, the date of termination, respectively towards the $350,000 in the first three (3) months and $500,000 in the next 12 months Work Commitment in exploration and mine development work on the property as required under the PPA. On November 10, 2011, the Seller waived the Company’s short fall of the $350,000 Work Commitment in the first three (3) months and agreed to let the Company make up the Work Commitment short-fall in the next 12 month.

Termination of Mexico Mineral Property Purchase Agreement

On December 23, 2011, the Company entered into a termination agreement  (the “Termination Agreement”) with Precious Metals Exploration Corp., an unaffiliated entity with offices in Sweden (the “Contra Party”) of the Asset Purchase Agreement, dated July 13, 2011 (the “APA”), between the Company and the Contra Party, for the purchase of an undivided 75% right title and interest in certain mining claims in Hostotipaquillo, Mexico.

Under the Termination Agreement, the Contra Party returned to the Company the 1,500,000 shares that were issued to it and the Company is relieved from all further obligations under the APA.  The Company had expended $228,000 inclusive of $60,000 in project management fees and $168,000 in exploration costs under the APA which will not be recovered.

Management based its decision to terminate the APA on several factors including its assessment of the political situation and threats of instability in Mexico.

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

Note 5 – Related Party Transactions

Advances from Stockholders and Former Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders and former stockholders at December 31, 2011 and March 31, 2011 consisted of the following:

	December 31, 2011	March 31, 2011

Advances from major stockholder and officer	$28,356	$-

Advances from former major stockholders and officers	-	30,544

	$28,356	$30,544

Former stockholders of the Company advanced $83,392 in aggregate to the Company for working capital purposes and the Company repaid $16,740 in aggregate for the year ended March 31, 2011.

On April 5, 2011 as part of the change in control the former major shareholders and officers agreed to forgive debts outstanding to them totaling $30,544 which have been recorded as contributed capital.

The major stockholder and officer advanced $28,356 to the Company and no repayment has been made for the period from April 5, 2011 (Date of change in control) through December 31, 2011.

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

On April 21, 2011, Lynn Harrison, President, CEO and principal shareholder of the Company, surrendered 351,900,000 shares of common stock owned by her, thus reducing her ownership from 414,000,000 shares to 62,100,000 shares and reducing the Company’s issued and outstanding common shares from 476,000,000 shares to 124,100,000 shares.

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

Equity Financing Agreement

On October 11, 2011, the Company executed a Share Issuance Agreement with American Gold Holdings, Ltd. (“AGH”) that allows the Company to issue its equity in Units with each unit comprised of one share of common stock and a warrant to purchase one share of common stock.  The issue price of the Unit will be the greater of $0.45 or 90% of the volume weighted average of the closing price of common stock, for the five (5) banking days immediately preceding the date of the notice, as quoted on OTC markets, or other source of stock quotes as agreed to by both parties. The exercise price of the Warrants will be 130% of the price of the Unit and the term of the Warrants will be three (3) years from the date of issuance.

The Share Issuance Agreement commits AGH to make Advances to the Company up to $ 15,000,000 in tranches of no more than $1,000,000 each and in multiples of $25,000 until October 11, 2013 (the completion date) or to be extended for an additional term of up to twelve (12) months at the option of the Company or AGH upon written notice on or before the completion date.

On October 28, 2011 and November 12, 2011, the Company issued Advance Notice to and received the funds from AGH of $100,000 and $200,000, respectively. The Company issued 222,222 and 444,444 Units consisting (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

On December 15, 2011, the Company issued Advance Notice to and received the funds from AGH of $100,000. The Company issued 101,010 Units consisting (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.99 per Unit for the advance.

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

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility (*)	55.91%

Risk-free interest rate	0.75%

Dividend yield	0.00%

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

(ii) Warrants Issued for the period from July 28, 2011 through September 9, 2011

For the period from July 28, 2011 through September 9, 2011, in connection with the sale of 712,500 shares of its common stock at $0.80 per share or $570,000 in gross proceeds to the investors, the Company issued warrants to purchase 712,500 shares of its common stock exercisable at $1.25 per share earned and exercisable upon issuance expiring three (3) years from the date of issuance.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility (*)	49.48%

Risk-free interest rate	0.33%

Dividend yield	0.00%

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

(iii) Warrants Issued for the period from October 28, 2011 through November 12, 2011

For the period from October 28, 2011 through November 12, 2011, the Company sold 666,666 Units  consisting (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility (*)	49.48%

Risk-free interest rate	0.37%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $300,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $241,071 and $58,929, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

(iv) Warrants Issued on December 15, 2011

On December 15, 2011, the Company sold 101,010 Units  consisting (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.99 per Unit for the advances.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility (*)	43.21%

Risk-free interest rate	0.37%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $100,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $82,500 and $17,500, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

Exercise of Warrants

For the interim period ended December 31, 2011, none of the warrants have been exercised.

Summary of Warrant Activities

The table below summarizes the Company’s non-derivative warrant activities through December 31, 2011:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, March 31, 2011	-	$-	$-	$-	$-

Granted	1,555,176	$0.59 - 1.29	$0.97	$183,429	$-

Canceled for cashless exercise	(-)	- -	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2011	1,555,176	$0.59 - 1.29	$0.97	$183,429	$-

Earned and exercisable, December 31, 2011	1,555,176	$0.59 - 1.29	$0.97	$183,429	$-

Unvested, December 31, 2011	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2011:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$1.25	1,555,176	2.73	$0.97	1,555,176	2.73	$0.97

$1.25	1,555,176	2.73	$0.97	1,555,176	2.73	$0.97

Note 7 – Commitments and Contingencies

Contingent Common Shares Issuable under the Alaska Property Purchase Agreement

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

The Company expended  $100,000 in exploration and mine development work for the period from April 4, 2011 (date of acquisition) through December 31, 2011 towards the $300,000 in exploration and mine development work on the property over the three (3) year period as required under the PPA.

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

On February 7, 2012 and February 8, 2012, the Company issued Advance Notice to and received the funds from AGH of $25,000 and $220,000, respectively. The Company issued 55,556 and 500,000 Units consisting (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

PLAN OF OPERATION

On April 5, 2011, we completed a change of control transaction and entered a new line of business.  Accordingly, any comparison between the operating results of our quarter last year and this year is not meaningful.

Liquidity and Capital Resources

Our plan is to acquire potential mineral producing properties by paying the bulk of the purchase price in our stock and to fund our operations through the private sale of our stock.  We have acquired several properties to date, but cannot give any assurance that we will be able to successfully sell stock at levels to meet our obligations under our property acquisition agreements. We had only cash on hand of $85,283 at December 31, 2011.

On October 11, 2011, we executed a Share Issuance Agreement with American Gold Holdings, Ltd. (“AGH”) that allows us to sell our shares in Units each unit comprised of a share of our common stock and a common stock purchase warrant.  The issue price of the Unit will be the greater of $0.45 or 90% of our share price as determined under the agreement and the exercise price of the Warrants will be 130% of the price of the Unit and the Warrants will be of three years duration.  The Share Issuance Agreement commits AGH to purchase up to $15,000,000 of Units in tranches of no more than $1,000,000 each and in multiples of $25,000 on five days notice from us.  This description of the Share Issuance Agreement is qualified in its entirety by reference to the Share Issuance Agreement which is an exhibit hereto.  Through February 16, 2012 we have received $650,000 under the Share Issuance Agreement and have issued or are obligated to issue a total of 1,323,232 shares.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer who is also our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2011 because we do not have sufficient staff to segregate responsibilities.  We plan to seek to correct these deficiencies at such time as our operations require additional personnel, but we do not believe this will occur in the foreseeable future.

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

LIBERTY GOLD CORP
(Name of Registrant)

Date: February 21, 2012	By:	/s/ Lynn Harrison
Name: Lynn Harrison
Title: President and Chief Executive Officer (Principal executive, financial officer and accounting officer)