Form 10-K
period 2012-03-31
Liberty Gold Corp.
filed 2012-07-16
CIK 1459697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2012

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

Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive DataFile required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated Filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2012:  $ 68,750,000

The number of shares of the registrant’s common stock outstanding as of July 16, 2012: 88,270,833.

INDEX TO FORM 10-K ANNUAL REPORT

Page
PART I
Item 1. Business 4
Item 1A. Risk Factors 9
Item 1B. Unresolved Staff Comments 21
Item 2. Properties 21
Item 3. Legal Proceedings 21
Item 4. Removed and Reserved 21
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities 22
Item 6. Selected Financial Data 24
Item 7. Management’s Discussion and Analysis of Financial Condition an30
Results of Operations 24
Item 7A. Quantitative and Qualitative Disclosures about Market Risk 26
Item 8. Financial Statements and Supplementary Data 27
Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure 28
Item 9A(T) Controls and Procedures 28
Item 9B Other Information 29
PART III
Item 10. Directors, Executive Officers and Corporate Governance 30
Item 11. Executive Compensation 31
Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters 32
Item 13. Certain Relationships and Related Transactions, and Director Independence 33
Item 14. Principal Accountant Fees and Services 33
PART IV
Item 15. Exhibits and Financial Statement Schedules 34
Signatures 36

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

PART I

References to “us”, “we” and “our” in this report refer to Liberty Gold Corp. F/K/A iBos Inc together with any subsidiaries.  We do not presently have any subsidiaries.

ITEM 1.  BUSINESS.

Explanatory Note

Early in the period covered by this report, we entered into a transaction where our three officers sold all of their stock in us to Lynn Harrison, resigned, and we entered the business of gold and mineral exploration.  We filed a current Report on Form 8-K in April 2011 to reflect those changes.  The disclosure below describes both our former and our present business.

OUR BUSINESS THROUGH THE END OF THE YEAR ENDED MARCH 31, 2011

We were formed as iBOS Inc. as a California Corporation in April 2006 and became and Delaware Corporation in March 2009.  In April 2011, iBos changed its name to Liberty Gold Corp. (‘we”, “us” “our”, “Liberty Gold”, “iBos”)

Prior to April 2011, we performed and provided electronic document indexing, a web-based comprehensive selection of electronic medical claims processing, and collection solutions to the healthcare provider industry. Our sole customer, with whom we had entered into an open-ended non-expiring but terminable service agreement, only utilized document indexing, but we had the ability to perform other services that could have helped doctors, clinics, surgical or hospital based practices, and other healthcare providers and their vendors significantly improve daily insurance claims transaction administration and management as follows:

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

Other Property Acquisitions and Dispositions

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

On December 23, 2011, we entered into a termination agreement (the “Termination Agreement”) with Seller of the Mexican APA. Under the Termination Agreement, the Seller returned to us the 1,500,000 shares that were issued to it and we were relieved from all further obligations under the Mexican APA.  We had expended $208,000 inclusive of $40,000 in project management fees and $168,000 in exploration costs under the Mexican APA which will not be recovered.

Management based its decision to terminate the Mexican APA on several factors including its assessment of the political situation and threats of instability in Mexico.

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

We began operations as iBOS, Inc. in April 2006.  We incurred net losses of $11,609 for the three months ended June 30, 2010, net losses of $22,823 for the fiscal year ended March 31, 2010, and net losses of $12,525 for the fiscal year ended March 31, 2009. For the fiscal year ended March 31, 2011 we incurred losses of $41,189.

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

If our technology was not operational and usable it could adversely affect our business.

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

We may have made errors in processing information provided by our sole customer or future customers and, as a result, we might have suffered  losses.

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

RISKS RELATD TO OUR BUSINESS AFTER APRIL 5, 2011.

We have incurred losses to date and have not produced any gold or other precious minerals or metals.

For the fiscal year ended March 31, 2012 we incurred losses of $741,975.  We have relied on equity investments to fund operations, but unless we become profitable, these may become more difficult to secure.

We have limited operating history and if we are not successful in growing our business, we may have to scale back or even cease our ongoing business operations.

We have a limited history as a mineral exploration and mining company and we must be considered in the exploration stage. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.

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

Our CEO has no previous experience in managing a public company and we do not have a sufficient number of employees or officers to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission ("SEC"). Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  In addition, certain brokerage firms that provide clearing services to other brokerage firms have recently imposed new restrictions on transactions in stock priced under $0.10.  On July 5, 2012, our stock closed at $0.42.

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

Lynn Harrison, our sole director and CEO owns 22,100,000 (25.04%) of our issued and outstanding shares and is in a position to exercise substantial control over our affairs for the foreseeable future.

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

The sale of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144.  At March 31, 2012 we had outstanding an aggregate of 87,412,500 shares of restricted common stock.  All of our shares of common stock, except those issued in the last six months, might be sold under Rule 144. No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES.

We currently lease space and services within a serviced office suite in Phoenix, Arizona for approximately $1,000 per month. The lease is for an initial term of 12 months. This is an annual renewable lease which was last renewed on  December 1, 2011. As we took the longer option we have been given a 13th month free which means we will have to renew again on January 1, 2013.

Our leased premises are presently adequate for our needs.  However, if our business expands we may be required to seek larger premises. Management believes that other suitable premises are available at reasonable cost in proximity to our present offices.

We also hold interests in certain mining properties as described under Item 1.

ITEM 3.  LEGAL PROCEEDINGS.

We currently have no legal proceedings pending nor have any legal proceeding been threatened against us or any of our officers, directors or control persons of which we are aware.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since December 31, 2010, our common stock has traded on the Over the Counter Bulletin Board under the symbol “IBOS”.  On May 19, 2011 our symbol was changed to “LBGO”.  There were no trades during the fiscal year ended March 31, 2012

Reports to Shareholders

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

Holders

As of July 11, 2012, we had 46 shareholders of record and 88,270,833 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

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

On March 21, 2012, 2012, the Company issued Advance Notices to and received the funds from AGH of $50,000. The Company issued 111,111 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

On April 23, 2012, the Company issued Advance Notices to and received the funds from AGH of $100,000. The Company issued 222,222 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

On May 18, 2012, the Company issued Advance Notices to and received the funds from AGH of $75,000. The Company issued 166,667 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

On June 5, 2012, the Company issued Advance Notices to and received the funds from AGH of $100,000. The Company issued 222,222 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

On June 11, 2012, the Company issued Advance Notices to and received the funds from AGH of $100,000. The Company issued 222,222 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

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

RESULTS OF ORPERATIONS:

Because we are in an exploratory stage and because we were not in the mineral exploration business last year, year to year comparisons are not meaningful.  Our plan is to continue to develop and evaluate our properties during the current year.

LIQUIDITY AND CAPITAL RESOURCES

Our plan is to acquire potential mineral producing properties by paying the bulk of the purchase price in our stock and to fund our operations through the private sale of our stock.  We have acquired several properties to date, but cannot give any assurance that we will be able to successfully sell stock at levels to meet our obligations under our property acquisition agreements. We had only cash on hand of $4,369 at March 31, 2012.

On October 11, 2011, we executed a Share Issuance Agreement with American Gold Holdings, Ltd. (“AGH”) that allows us to sell our shares in Units each unit comprised of a share of our common stock and a common stock purchase warrant.  The issue price of the Unit will be the greater of $0.45 or 90% of our share price as determined under the agreement and the exercise price of the Warrants will be 130% of the price of the Unit and the Warrants will be of three years duration.  The Share Issuance Agreement commits AGH to purchase up to $15,000,000 of Units in tranches of no more than $1,000,000 each and in multiples of $25,000 on five days notice from us.  This description of the Share Issuance Agreement is qualified in its entirety by reference to the Share Issuance Agreement which is an exhibit hereto.  Through July 11, 2012 we have received $1,125,000 under the Share Issuance Agreement and have issued or are obligated to issue a total of 2,378,788 shares.

Critical Accounting Policies

(a) Evaluation of Disclosure Controls and Procedures

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including Lynn Harrison, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting is not effective as of March 31, 2012. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2012.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Management's Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  First, we will create a position to segregate duties consistent with control objectives of having separate individuals perform (i) the initiation of transactions, (ii) the recording of transactions and (iii) the custody of assets.  Second, we will create a senior position to focus on financial reporting and standardizing and documenting our accounting procedures with the goal of increasing the effectiveness of the internal controls in preventing and detecting misstatements of accounting information. Third, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will not be implemented prior to such time as we leave the exploratory stage of development and have additional resources available to us.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements for the fiscal years ended March 31, 2012 and 2011 and the reports thereon of Li & Company PC, respectively are included in this annual report.

Liberty Gold Corp. (An Exploration Stage Company) March 31, 2012 and 2011 Index to the Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at March 31, 2012 and 2011	F-2

Statements of Operations for the Fiscal Year Ended March 31, 2012 and 2011 and for the Period from April 5, 2011 (Date of Entry into Exploration) through March 31, 2012	F-3

Statement of Stockholders’ Equity (Deficit) for the Period from March 31, 2010 through March 31, 2012	F-4

Statements of Cash Flows for the Fiscal Year Ended March 31, 2012 and 2011 and for the Period from April 5, 2011 (Date of Entry into Exploration) through March 31, 2012	F-5

Notes to the Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Liberty Gold Corp.

(An Exploration Stage Company)

Phoenix, Arizona

We have audited the accompanying balance sheets of Liberty Gold Corp., an exploration stage company, (the “Company”) as of March 31, 2012 and 2011, and the related statements of operations, equity (deficit) and cash flows for the fiscal years then ended and for the period from April 5, 2011 (date of entry into exploration) through March 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2012 and 2011, and the related statements of operations, equity (deficit) and cash flows for the fiscal years then ended and for the period from April 5, 2011 (date of entry into exploration) through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit at March 31, 2012 and a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

July 16, 2012

Liberty Gold Corp.
(An Exploration Stage Company)
Balance Sheets

	March 31, 2012	March 31, 2011
ASSETS
CURRENT ASSETS:
Cash	$4,369	$7,574
Accounts receivable	-	28,585
Stock subscription receivable	50,000	-
Prepaid expenses	5,375	1,087

Total Current Assets	59,744	37,246

MINERAL PROPERTIES:
Mineral properties	1,274,272	-
Depletion, depreciation and amortization	-	-

MINERAL PROPERTIES	1,274,272	-

Total Assets	$1,334,016	$37,246

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of mineral property payable	$654,319	$23,679
Accrued expenses	-	5,500
Advances from former stockholders	-	30,544
Advances from stockholders	28,356	-
Common stock to be issued	50	-

Total Current Liabilities	682,725	59,723

MINERAL PROPERTIES PAYABLE, net of current portion	-	-

LIBERTY GOLD CORP. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 250,000,000 shares authorized,
88,371,843 and 124,100,000 shares issued and outstanding, respectively	8,837	12,410
Additional paid-in capital	1,432,816	45,998
Accumulated deficit	(88,952)	(80,885)
Deficit accumulated during the exploration stage	(701,410)	-

Total Liberty Gold Corp. Stockholders' Equity (Deficit)	651,291	(22,477)

NON-CONTROLLING INTEREST	-	-

Total Liabilities and Equity (Deficit)	$1,334,016	$37,246

See accompanying notes to the financial statements

Liberty Gold Corp.
(An Exploration Stage Company)
Statements of Operations
			For the Period from
	For the Fiscal Year	For the Fiscal Year	April 5, 2011
	Ended	Ended	(Exploration) through
	March 31, 2012	March 31, 2011	March 31, 2012

Revenues earned during the exploration stage	$-	$-	$-

Cost of revenues:
Exploration costs	401,390	-	401,390

Total cost of revenues	401,390	-	401,390

Gross profit	(401,390)	-	(401,390)

Operating expenses
Officers' compensation	65,265	-	65,265
Professional fees	164,768	-	164,768
General and administrative expenses	69,986	-	69,986

Total operating expenses	300,020	-	300,020

Loss from continuing operations before income taxes	(701,410)	-	(701,410)

Income tax provision	-	-	-

Net loss from continuing operations	(701,410)	-	(701,410)

Discontinued operations
Loss from operations of discontinued operations, net of taxes	-	(42,789)	-
Loss from disposal of discontinued operations, net of taxes	(8,067)	-

Loss from discontinued operations, net of taxes	(8,067)	(42,789)	-

Net loss before non-controlling interest	(709,477)	(42,789)	(701,410)

Non-controlling interest	-	-	-

Net loss	$(709,477)	$(42,789)	$(701,410)

Net loss per common share
- basic and diluted
Continuing operations	$(0.01)	$-
Discontinued operations	(0.00)	(0.00)
Total net loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	101,165,613	124,100,000

See accompanying notes to the financial statements

Liberty Gold Corp.
(An Exploration Stage Company)
Statement of Equity (Deficit)
For the period from Fiscal Year Ended March 31, 2011 through 2012
					Deficit
	Common Stock, $0.0001 Par Value		Additional		Accumulated	Total Liberty Gold
	Number of		Paid-in	Accumulated	during the	Corp Shareholders'	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Exploration Stage	Equity (Deficit)	Interest	Equity (Deficit)
Balance, March 31, 2010	124,100,000	$12,410	$45,998	$(38,096)	$-	$20,312	$-	$20,312
Net loss				(42,789)	-	(42,789)	-	(42,789)
Balance, March 31, 2011	124,100,000	12,410	45,998	(80,885)	-	(22,477)	-	(22,477)
Common shares issued for mineral property acquisition in Alaska	500,000	50	-			50		50
Forgiveness of debt by former stockholders			30,545			30,545		30,545
Equity units inclusive one common share and one warrant
issued for cash at $0.80 per unit on June 28, 2011	75,000	8	59,992			60,000		60,000
Common shares issued for mineral property acquisition in Arizona	500,000	50	-			50		50
Common shares issued for mineral property acquisition in Mexico	1,500,000	150	-			150		150
Equity units inclusive of one common share and one warrant
issued for cash at $0.80 per unit between July 28, 2011
and September 9, 2011	712,500	71	569,929			570,000		570,000
Surrender of 40,000,000 common shares at $0.0001 par value
on August 10, 2011	(40,000,000)	(4,000)	4,000			-		-
Common shares issued for mineral property acquisition in Alaska	500,000	50	-			50		50
Equity units inclusive of one common share and one warrant
issued for cash at $0.45 per unit between October 28, 2011
and November 12, 2011	666,666	67	299,933			300,000		300,000
Equity units inclusive of one common share and one warrant
issued for cash at $0.99 per unit on December 15, 2011	101,010	10	99,990			100,000		100,000
Cancellation of common shares issued for property acquisitions
in Mexico	(1,500,000)	(150)	-			(150)		(150)
Equity units inclusive of one common share and one warrant
issued for cash at $0.45 per unit between February 7, 2012	555,556	55	249,945			250,000		250,000
and February 8, 2012
Equity units inclusive of one common share and one warrant
issued for cash at $0.45 per unit March 21, 2012	111,111	11	49,989			50,000		50,000
Common shares issued for mineral property acquisition in Alaska	500,000	50	-			50		50
Shares issued for advisory board services	50,000	5	22,495			22,500		22,500
Net loss				(8,067)	(701,410)	(709,477)		(709,477)
Balance, March 31, 2012	88,371,843	$8,837	$1,432,816	$(88,952)	$(701,410)	$651,291	$-	$651,291

See accompanying notes to the financial statements

Liberty Gold Corp.
(An Exploration Stage Company)
Statements of Cash Flows
			For the Period from
	For the Fiscal Year	For the Fiscal Year	April 5, 2011
	Ended	Ended	(Exploration) through
	March 31, 2012	March 31, 2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(709,477)	$(42,789)	$(701,410)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	22,500	-	22,500
Loss from discontinued operations, net of taxes	8,067	-	-
Noncontrolling interest in mining properties	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	-	(4,724)	-
Prepaid expenses	(5,375)	(1,087)	(5,375)
Accounts payable	-	(960)	-
Accrued expenses		(2,600)	-
Net cash used in operating activities	(684,285)	(52,160)	(684,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in disposal of discontinued operations	(7,574)	-	(7,574)
Purchases of mineral properties	(619,903)	-	(619,903)
Proceeds from disposal of property and equipment	-	-	-
Net cash used in investing activities	(627,477)	-	(627,477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from former stockholders	-	30,143	-
Advances from stockholders	28,356	-	28,356
Proceeds from sale of common stock	1,280,201	-	1,280,201
Net cash provided by financing activities	1,308,557	30,143	1,308,557

NET CHANGE IN CASH	(3,205)	(22,017)	(3,205)
Cash at beginning of period	7,574	29,591	7,574
Cash at end of period	$4,369	$7,574	$4,369

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Receivable from the sale of stock	$50,000	$-	$50,000
Common shares issued for acquisition of mineral properties	$200	$-	$200
Common shares to be issued for acquisition of mineral properties	$50	$-	$50
Forgiveness of advances from former stockholders to contributed capital	$30,545	$-	$30,545
Mineral properties purchased with debt	$654,319	$-	$654,319

See accompanying notes to the financial statements

Liberty Gold Corp.

(An Exploration Stage Company)

March 31, 2012 and 2011

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

The financial statements for the interim period ended March 31, 2011 have been presented to give retroactive effect to the discontinuance of the discontinued operations.

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

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses, common stock to be issued and mineral property payable, approximate their fair values because of the short maturity of these instruments.

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Non-controlling Interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in mineral properties, its majority owned subsidiary in the statements of balance sheets within the equity section, separately from the Company’s shareholders’ equity.  Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

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

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.  If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•  Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•  Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•  Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•  Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•

Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

•

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S.

Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9,an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended March 31, 2012 or 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the fiscal year ended March 31, 2012 and 2011 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Fiscal Year	For the Fiscal Year
	Ended	Ended
	March 31, 2012	March 31, 2011
Contingent shares

2,000,000 contingent shares of the Company’s common stock issuable provided that mining operations on the property result in the discovery of 1,000,000 ounces of gold and requires the Company to expend at least $300,000 in exploration and mine development work on the property over three (3) years commencing with the closing under the Alaska mineral property purchase Agreement (“PPA”) entered into on April 5, 2011.	2,000,000	-

1,500,000 contingent shares of the Company’s common stock issuable provided that mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires the Company to pay a 5% smelter’s royalty under the Arizona Asset Purchase Agreement No. 1 (“APAAR1”) entered into on July 18, 2011.	1,500,000	-

Total contingent shares	3,500,000	-

Warrants

Warrants issued on June 28, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 75,000 shares to the investor with an exercise price of $1.25 per share expiring three (3) years from date of issuance	75,000	-

Warrants issued between July 28, 2011 and September 9, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 712,500 shares to the investor with an exercise of $1.25 per share expiring three (3) years from date of issuance	712,500	-

Warrants issued between October 28, 2011 and November 12, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 222,222 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	666,666	-

Warrants issued on December 15, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 101,010 shares to the investor with an exercise of $1.29 per share expiring three (3) years from date of issuance	101,010	-

Warrants issued on February 7 and 8, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 555,556 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	555,556	-

Warrants issued on March 21, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 111,111 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	111,111	-

Total warrants	2,221,843	-

Total potentially outstanding dilutive common shares	5,721,843	-

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

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not Yet Effective Accounting Pronouncements

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the exploration stage at March 31, 2012, a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Mineral Properties

Alaska Mineral Properties

On April 5, 2011, the Company entered into a Property Purchase Agreement (“PPA”) with Precious Metals Exploration Corp., an unaffiliated seller with offices in Sweden (the “Seller”), to acquire an undivided 60% right title and interest in certain mining claims in Alaska in exchange for (1) 2,000,000 shares of the Company’s common stock to be issued as follows: (i) 500,000 shares at the closing; (ii) an additional 500,000 shares on each of the first business day following the six month, twelve month and 18 month anniversary of the closing date; and (2) the retention by the Seller of a 5% Net Smelter Royalty, as defined in the PPA.  The PPA agreement further provides for the issuance to the Seller of an additional 2,000,000 shares of the Company’s common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold and requires the Company to expend at least $300,000 in exploration and mine development work on the property over three (3) years commencing with the closing under the PPA.

The Company valued the 2,000,000 common shares, the consideration given for the purchase at par, or $200 in aggregate.

The claims consist of three separate blocks that are partially contiguous and located 2.5 miles west of the Pogo 3.6 million ounce Pogo deposit; the Indian claims (2 square miles – 32 state claims); the Aurora claims (1 square mile – 4 MTRSC state claims; conversions in- progress by the Alaska Division of Natural

Resources): and the Rainbow claims (1 square mile – 4 MTRSC state claims). All claims are located on State of Alaska lands and are currently active and in good standing. The Rainbow, Indian and Aurora claims are collectively referred to as the RAI properties.

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

The Company expended  $150,890 in exploration and mine development work for the period from April 4, 2011 (date of acquisition) through March 31, 2012 towards the $300,000 in exploration and mine development work on the property over the three (3) year period as required under the PPA.

Acquisition and Termination of Mexico Mineral Property

Acquisition of Mexico Mineral Property

On July 13, 2011, the Company entered into an Asset Purchase Agreement (“APA”) with Precious Metals Exploration Corp., (the “Seller”), to acquire an undivided 75% right title and interest in certain mining claims in Hostotipaquillo, Mexico in exchange for (1) 3,000,000 shares of the Company’s common stock to be issued as follows: (i) 50% on closing, (ii) an additional 25% after six months and the final 25% after 12 months;  (2) retention by the Seller of a 5% Net Smelter Royalty, as defined in the APA. The APA further provides for the issuance to the Seller of an additional 5,500,000 shares of the Company’s common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires the Company to expend at least $850,000 in exploration and mine development work on the property over fifteen (15) months commencing with the closing under the APA (including at least $350,000 in the first three (3) months and $500,000 in the next 12 months, respectively), as the work commitment (“Work Commitment”).  In addition, the Company is required to hire a project manager designated by the Seller to be compensated at $10,000 per month during the period of Work Commitment of fifteen (15) months. Any amounts paid to the consultant will be applied against and reduce the amount of the Work Commitment.

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

Termination of Mexico Mineral Property Purchase Agreement

On December 23, 2011, the Company entered into a termination agreement (the “Termination Agreement”) with Precious Metals Exploration Corp., (the “Contra Party of the APA”), for the purchase of an undivided 75% right title and interest in certain mining claims in Hostotipaquillo, Mexico.

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

The Company paid off the entire $600,000 in installments for the period from July 18, 2011 (date of acquisition) through March 31, 2012. On October 17, 2011, the Company appointed an Advisory Board member for one (1) year, compensated with 100,000 common shares of the Company at the end of the year of service.  As of March 31, 2012, 50,000 shares were granted to the advisor and the shares were valued at $0.45 per share or $22,500.

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

As of March 31, 2012, the balance due was $632,138 under the APAAR2 agreement.

Note 5 – Related Party Transactions

Advances from Stockholders and Former Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders and former stockholders at March 31, 2012 and March 31, 2011 consisted of the following:

	March 31, 2012	March 31, 2011

Advances from major stockholder and officer	$28,356	$-

Advances from former major stockholders and officers	-	30,544

	$28,356	$30,544

On April 5, 2011 as part of the change in control the former major shareholders and officers agreed to forgive debts outstanding to them totaling $30,544 which have been recorded as contributed capital.

The major stockholder and officer advanced $28,356 to the Company and no repayment has been made for the period from April 5, 2011 (date of change in control) through March 31, 2012.

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

On April 21, 2001, Lynn Harrison, President, CEO and principal shareholder of the Company, surrendered 351,900,000 shares of common stock owned by her, thus reducing her ownership from 414,000,000 shares to 62,100,000 shares and reducing the Company’s issued and outstanding common shares from 476,000,000 shares to 124,100,000 shares. This transaction was given retroactive effect to the opening numbers at March 31, 2010.

On June 28, 2011, the Company issued to an individual 75,000 Units (each unit being comprised of one share of the Company’s common stock and a warrant exercisable over a three year period for 75,000 shares of common stock exercisable at $1.25 per share).  The Units were sold at $.80 per Unit for an aggregate of $60,000.

For the period from July 28, 2011 through September 9, 2011, the Company issued to a foreign institutional investor a total of 712,500 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $1.25 per share expiring three (3) years from the date of issuance.  The Units were sold at $.80 per Unit for an aggregate of $570,000.

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

On October 28, 2011 and November 12, 2011, the Company issued Advance Notices to and received the funds from AGH of $100,000 and $200,000, respectively. The Company issued 222,222 and 444,444 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

On December 15, 2011, the Company issued an Advance Notice to and received the funds from AGH of $100,000. The Company issued 101,010 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.99 per Unit for the advance.

On February 7, 2012 and February 8, 2012, the Company issued Advance Notices to and received the funds from AGH of $25,000 and $225,000, respectively. The Company issued 55,556 and 500,000 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

On March 21, 2012, 2012, the Company issued an Advance Notices to and received the funds from AGH of $50,000. The Company issued 111,111 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

Additional Paid-in Capital

On March 31, 2010, the former stockholders and officers of the Company forgave $10,730 of their advances to the Company and contributed the same amount to capital.

On April 5, 2011, as part of the change in control the former major shareholders and officers agreed to forgive debt outstanding to them totaling $30,544 which has been recorded as contributed capital.

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

(iii) Warrants Issued for the period from October 28, 2011 through November 12, 2011

For the period from October 28, 2011 through November 12, 2011, the Company sold 666,666 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

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

(iv) Warrants Issued on December 15, 2011

On December 15, 2011, the Company sold 101,010 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.99 per Unit for the advances.

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

(v) Warrants Issued on February 7 and February 8, 2012

On December 15, 2011, the Company sold 555,556 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility (*)	41.56%

Risk-free interest rate	0.35%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $250,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $160,720 and $89,280 , respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

(vi) Warrants Issued on March 21, 2012

On March 21, 2011, the Company sold 111,111 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility (*)	41.12%

Risk-free interest rate	0.58%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $50,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $41,667 and $8,333, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

Exercise of Warrants

For the fiscal year ended March 31, 2012, none of the warrants have been exercised.

Summary of Warrant Activities

The table below summarizes the Company’s non-derivative warrant activities through March 31, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, March 31, 2011	-	$-	$-	$-	$-

Granted	2,221,843	$0.59 - 1.29	$0.86	$281,042	$-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, March 31, 2012	2,221,843	$0.59 - 1.29	$0.86	$281,042	$-

Earned and exercisable, March 31, 2012	2,221,843	$0.59 - 1.29	$0.86	$281,042	$-

Unvested, March 31, 2012	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.59 - 1.29	2,221,843	2.61	$0.86	2,221,843	2.61	$0.86

$0.59 - 1.29	2,221,843	2.61	$0.86	2,221,843	2.61	$0.86

Note 7 – Income Tax Provision

Deferred Tax Assets

At March 31, 2012, the Company has available for federal income tax purposes net operating loss (“NOL”) carry-forwards of $ 790,362 that may be used to offset future taxable income through the fiscal year ending March 31, 2032.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $ 268,723 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $241,222 and $14,547 for the fiscal year ended March 31, 2012 and 2011.

Components of deferred tax assets as of March 31, 2012 and 2011 are as follows:

	March 31, 2012	March 31, 2011
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	268,723	27,500

Less valuation allowance	(268,723)	(27,500)

Deferred tax assets, net of valuation allowance	$-	$-

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

Income Tax Provision

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year ended March 31, 2012	For the Fiscal Year ended March 31, 2011

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 8 – Commitments and Contingencies

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

The Company expended  $100,000 in exploration and mine development work for the period from April 4, 2011 (date of acquisition) through March 31, 2012 towards the $300,000 in exploration and mine development work on the property over the three (3) year period as required under the PPA.

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

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as followed:

Shares Issued under Equity Financing Agreement

On April 23, 2012, the Company issued an Advance Notices to and received the funds from AGH of $100,000. The Company issued 222,222 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

On May 18, 2012, the Company issued an Advance Notices to and received the funds from AGH of $75,000. The Company issued 166,667 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

On June 5, 2012, the Company issued an Advance Notices to and received the funds from AGH of $100,000. The Company issued 222,222 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

On June 11, 2012, the Company issued an Advance Notices to and received the funds from AGH of $100,000. The Company issued 222,222 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

Entry into Option Letter Agreement

On April 20, 2012, the Company executed a letter agreement (the “Option Letter”) with Endurance Gold Corporation and Endurance Resources (collectively “Endurance”) with respect to the Company acquiring a conditional option to acquire a 60% joint venture interest in 14 State of Alaska mineral claims consisting of a total of approximately 2,218 acres and numbered ADL703865 through ADL703878 inclusive in the Livengood Area of Alaska (the “Claims”).  The Option Letter requires the Company to expend at least $600,000 on the Claims prior to December 31, 2014, with $150,000 to be spent in calendar year 2012.  In addition the Company is required to pay $85,000 to Endurance in installments through December 31, 2014.  The parties executed a formal option agreement by June 30, 2012 and the Company made initial option payment of US$15,000 and expended US$8,000 in exploration expenditures as per clause 7 of the letter agreement.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, our officers concluded that as of March 31, 2012, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, we concluded that our disclosure controls and procedures were not effective to reach the objectives for which they are intended.

Management’s Annual Report on Internal Control over Financial Reporting

As of March 31, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended March 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of July 9, 2012 are:

Name

Age

Titles

Lynn Harrison

50

CEO, President and Sole Director

Frank J. Hariton

63

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

Frank J. Hariton, Secretary, is an attorney in private practice in New York State.  Mr. Hariton has been Secretary of Selga Inc., an OTCBB listed oil and gas exploration company, since 2011.  Mr. Hariton received his BA (1971) and JD (1974) from Case Western Reserve University.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 9, 2012, the stock ownership of (i) each of our named executive officers and directors, (ii) all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

	Amount & Nature
Name and Address	of Beneficial	Percent
of Beneficial Owner	Ownership	of Class

Lynn Harrison	22,100,000	25.0%
80-83 Long Lane
London EC1A 9ET
80-83 Long Lane

Frank J. Hariton	-0-	-0- %
1065 Dobbs Ferry Road
White Plains, NY 10607
All officers and directors as a group (2 persons)	22,100,000	25.0

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

On March 7, 2009, Deepak Danavar, our then President, CEO, and Chairman, Ravi Sharma, our then CFO, Secretary, and a director, and James Villalobos, our then VP Sales and Marketing and a director, were issued an aggregate of 9,000,000 shares (3,000,000 each) of our common stock upon formation of the Company in exchange for all of the issued and outstanding shares in the Company’s predecessor, Ibos, Inc., a California S corporation.  No cash consideration was paid.  No value was given to the shares issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.0001 par value and additional paid-in capital was recorded as a negative amount ($900).

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

During the year ended March 31, 2012, we paid Mr. Hariton legal fees of $24,000, such being his usual and customary rate for the services provided to us as counsel.

Director Independence

Our sole director, who is also an officer, is not “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year ended March 31, 2011 and 2012was $14,000 and $20,000, respectively.

Audit Related Fees

None

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the Company’s tax compliance for fiscal year ended March 31, 2012 and 2011 was $0 per year.

All Other Fees

None

Pre-Approval Policies and Procedures

The board of directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number

Description

3.1

Certificate of Incorporation Incorporated by reference to the like numbered exhibit to the Company’s Registration Statement on Form S-1

3.2

Bylaws. Incorporated by reference to the like numbered exhibit to the Company’s Registration Statement on Form S-1

3.3

April 2011 amendment to Certificate of Incorporation. Incorporated by reference to the exhibit to the Company’s April 28, 2011 Current Report on Form 8-K.

4.1

Form of Subscription Agreement.  Incorporated by reference to the like numbered exhibit to the Company’s Registration Statement on Form S-1

10.1

Property Purchase Agreement, dated April 5, 2011 Incorporated by reference to exhibit 10.2 to the Company’s April 5, 2011 Current Report on Form 8-K

10.2

Mexican APA.  Incorporated by reference to Exhibit 10.1 to the

Company’s July 13, 2011 Current Report on Form 8-K

10.3

APAAR1. Incorporated by reference to Exhibit 10.2 to the Company’s

July 13, 2011 Current Report on Form 8-K

10.4

APAAR2. Incorporated by reference to Exhibit 10.3 to the Company’s

July 13, 2011 Current Report on Form 8-K

10.5

Termination Agreement for Mexican APA.  Incorporated by reference to Exhibit 10.1 to the Company’s December 23, 2011 Current Report on Form 8-K

22.1

Subsidiaries - None

31.1

Certification of the Chief Executive Officer and Financial Officer

pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002.  Filed Herewith

32.1

Certifications of the Chief Executive and Financial Officer pursuant to 18

U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.  Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Liberty Gold Corp.

July 16, 2012	By:	/s/ Lynn Harrison
Lynn Harrison
CEO (Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lynn Harrison Lynn Harrison	Director, CEO and President	July 16, 2011