Form 10-Q
period 2012-06-30
Liberty Gold Corp.
filed 2012-08-10
CIK 1459697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, there were 88,270,833 of common stock, $0.0001 par value per share, outstanding.

LIBERTY GOLD CORP.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2012

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

Liberty Gold Corp.

(An Exploration Stage Company)

June 30, 2012 and 2011

Index to the Financial Statements

Contents                                                                                                                                                                  Page(s)

     Balance Sheets at June 30, 2012 (Unaudited)  and March 31, 2012........................................................................

5

     Statements of Operations for the Three Months Ended June 30, 2012 and 2011 and for the

     Period from April 5, 2011 (Date of Entry into Exploration) through June 30, 2012 (Unaudited).........................

6

     Statement of Stockholders’ Equity (Deficit) for the Period from March 31, 2010 through

     June 30, 2012 (Unaudited).............................................................................................................................................

7

     Statements of Cash Flows for the Three Months Ended June 30, 2012 and 2011 and for the

     Period from April 5, 2011 (Date of Entry into Exploration) through June 30, 2012 (Unaudited).........................

9

     Notes to the Financial Statements (Unaudited)........................................................................................................

10

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An Exploration Stage Company)
Balance Sheets

	(unaudited)	(audited)
	June 30, 2012	March 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$50,818	$4,369
Subscription receivable	-	50,000
Prepaid expenses	13,362	5,375

Total Current Assets	64,180	59,744

MINERAL PROPERTIES:
Mineral properties	1,359,072	1,274,272
Depletin, depreciation and amortization	-	-

Total Assets	$1,423,252	$1,334,016

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of mineral property payable	$639,572	$654,319
Accrued expenses	17,552	-
Advances from stockholders	28,356	28,356
Common stock to be issued	-	50

Total Current Liabilities	685,480	682,725

MINERAL PROPERTIES PAYABLE, net of current portion	50,000	-

LIBERTY GOLD CORP. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 250,000,000 shares authorized,
87,566,287 and 88,371,843 shares issued and outstanding, respectively	8,756	8,837
Additional paid-in capital	1,757,747	1,432,816
Accumulated deficit	(88,952)	(88,952)
Deficit accumulated during the exploration stage	(989,779)	(701,410)

Total Liberty Gold Corp. Stockholders' Equity (Deficit)	687,772	651,291

NONCONTROLLING INTEREST	-	-

Total Liabilities and Equity (Deficit)	$1,423,252	$1,334,016

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An Exploration Stage Company)
Statements of Operations
(unaudited)

			For the Period from
	For the Three Months	For the Three Months	April 5, 2011
	Ended	Ended	(Exploration) through
	June 30, 2012	June 30, 2011	June 30, 2012

Revenues earned during the exploration stage	$-	$-	$-

Cost of revenues:
Exploration costs	186,300	-	587,690

Total cost of revenues	186,300	-	587,690

Operating expenses
Officers' compensation	19,500	6,571	84,765
Professional fees	75,673	43,707	240,441
General and administrative expenses	6,896	13,722	76,883
Impairment of mineral properties	-	200	-

Total operating expenses	102,069	64,200	402,089

Loss from continuing operations before income taxes	(288,369)	(64,200)	(989,779)

Income tax provision	-	-	-

Net loss from continuing operations	(288,369)	(64,200)	(989,779)

Discontinued operations
Loss from operations of discontinued operations, net of taxes	-	-	-
Loss from disposal of discontinued operations, net of taxes	-	(8,067)	-

Loss from discontinued operations, net of taxes	-	(8,067)	-

Net loss before noncontrolling interest	(288,369)	(72,267)	(989,779)

Noncontrolling interest	-	-	-

Net loss	$(288,369)	$(72,267)	$(989,779)

Net loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	-	(0.00)
Total net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	88,617,484	125,991,850

See accompanying notes to the financial statements

Liberty Gold Corp. (Formerly IBOS, Inc.) (An Exploration Stage Company) Statement of Equity (Deficit) For the period from March 31, 2010 through December 31, 2011 (Unaudited)

	Common Stock, $0.0001 Par Value				Deficit	Total Liberty
	Number of		Additional Paid-in	Accumulated	Accumulated during the Exploration	Gold Corp Shareholders' Equity	Non-controlling	Total Equity
	Shares	Amount	Capital	Deficit	Stage	(Deficit)	Interest	(Deficit)

Balance, March 31, 2010	124,100,000	$12,410	$45,998	$(38,096)	$-	$20,312	$-	$20,312
Net loss				(42,789)	-	(42,789)	-	(42,789)
Balance, March 31, 2011	124,100,000	12,410	45,998	(80,885)	-	(22,477)	-	(22,477)
Common shares issued for mineral property acquisition in Alaska	500,000	50	-			50		50
Forgiveness of debt by former stockholders			30,545			30,545		30,545
Equity units inclusive one common share and one warrant
issued for cash at $0.80 per unit on June 28, 2011	75,000	8	59,992			60,000		60,000
Common shares issued for mineral property acquisition in Arizona	500,000	50	-			50		50
Common shares issued for mineral property acquisition in Mexico	1,500,000	150	-			150		150
Equity units inclusive of one common share and one warrant
issued for cash at $0.80 per unit between July 28, 2011
and September 9, 2011	712,500	71	569,929			570,000		570,000
Surrender of 40,000,000 common shares at $0.0001 par value
on August 10, 2011	(40,000,000)	(4,000)	4,000			-		-
Common shares issued for mineral property acquisition in Alaska	500,000	50	-			50		50
Equity units inclusive of one common share and one warrant
issued for cash at $0.45 per unit between October 28, 2011
and November 12, 2011	666,666	67	299,933			300,000		300,000
Equity units inclusive of one common share and one warrant
issued for cash at $0.99 per unit on December 15, 2011	101,010	10	99,990			100,000		100,000
Cancellation of common shares issued for property acquisitions
in Mexico	(1,500,000)	(150)	-			(150)		(150)
Equity units inclusive of one common share and one warrant
issued for cash at $0.45 per unit between February 7, 2012	555,556	55	249,945			250,000		250,000
and February 8, 2012
Equity units inclusive of one common share and one warrant
issued for cash at $0.45 per unit March 21, 2012	111,111	11	49,989			50,000		50,000

(continued on next page)

(continued from previous page)

Common shares issued for mineral property acquisition in Alaska	500,000	50	-			50		50
Shares issued for advisory board services	50,000	5	22,495			22,500		22,500
Net loss				(8,067)	(701,410)	(709,477)		(709,477)
Balance, March 31, 2012	88,371,843	8,837	1,432,816	(88,952)	(701,410)	651,291	-	651,291

Cancellation of common shares issued for property acquisitions
in Alaska	(1,500,000)	(150)	-			(150)		(150)
Equity units inclusive of one common share and one warrant
issued for cash at $0.45 per unit April 23, 201	222,222	22	99,978			100,000		100,000
Equity units inclusive of one common share and one warrant
issued for cash at $0.45 per unit May 18, 2012	166,667	17	74,983			75,000		75,000
Equity units inclusive of one common share and one warrant
issued for cash at $0.45 per unit June 5, 2012	222,222	22	99,978			100,000		100,000
Equity units inclusive of one common share and one warrant
issued for cash at $0.45 per unit June 11, 2012	222,222	22	99,978			100,000		100,000
Equity units inclusive of one common share and one warrant
issued for cash at $0.45 per unit June 25, 2012	111,111	11	49,989			50,000		50,000
Repurchase of shares, June 18, 2012	(250,000)	(25)	(99,975)			(100,000)		(100,000)
Net loss				-	(288,369)	(288,369)		(288,369)
Balance, June 30, 2012	87,566,287	8,756	1,757,747	(88,952)	(989,779)	687,772	-	687,772

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)
			For the
	For the Three Months	For the Three Months	Period from April 5, 2011
	Ended	Ended	(Exploration) through
	June 30, 2012	June 30, 2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(288,369)	$(72,267)	$(989,779)

Adjustments to reconcile net loss to net cash used in operating activities
Impairment of mineral properties	-	200	-
Loss from discontinued operations, net of taxes	-	8,067	-
Stock issued for services	-	-	22,500
Changes in operating assets and liabilities:
Prepaid expenses	(7,987)	-	(13,363)
Accrued expenses	(4,630)	-	(4,630)
Net cash used in operating activities	(300,986)	(64,000)	(985,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in disposal of discontinued operations	-	(7,574)	(7,574)
Purchases of mineral properties	(27,565)	-	(647,468)
Net cash used in investing activities	(27,565)	(7,574)	(655,042)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders	-	28,358	28,358
Proceeds from sale of common stock	475,000	60,000	1,755,201
Repurchase of common stock	(100,000)		(100,000)
Net cash provided by financing activities	375,000	88,358	1,683,559

NET CHANGE IN CASH	46,449	16,784	43,244
Cash at beginning of period	4,369	7,574	7,574
Cash at end of period	$50,818	$24,358	$50,818

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common shares issued for acquisition of mineral properties	$-	$200	$200
Common shares to be issued for acquisition of mineral properties	$-	$-	$50
Forgiveness of advances from former stockholders to contributed capital	$-	$30,545	$30,545
Mineral properties purchased with debt	$85,000	$-	$739,319

See accompanying notes to the financial statements

Liberty Gold Corp.

(An Exploration Stage Company)

June 30, 2012 and 2011

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

The financial statements for the interim period ended June 30, 2011 have been presented to give retroactive effect to the discontinuance of the discontinued operations.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended June 30, 2012 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed with SEC on July 16, 2012.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period June 30, 2012 and 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the fiscal year ended June 30, 2012 and 2011 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period	For the Interim Period
	Ended	Ended
	June 30, 2012	June 30, 2011
Contingent shares

2,000,000 contingent shares of the Company’s common stock issuable provided that mining operations on the property result in the discovery of 1,000,000 ounces of gold and requires the Company to expend at least $300,000 in exploration and mine development work on the property over three (3) years commencing with the closing under the Alaska mineral property purchase Agreement (“PPA”) entered into on April 5, 2011.	2,000,000	2,000,000

1,500,000 contingent shares of the Company’s common stock issuable provided that mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires the Company to pay a 5% smelter’s royalty under the Arizona Asset Purchase Agreement No. 1 (“APAAR1”) entered into on July 18, 2011.	1,500,000	-

Total contingent shares	3,500,000	2,000,000

Warrants

Warrants issued on June 28, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 75,000 shares to the investor with an exercise price of $1.25 per share expiring three (3) years from date of issuance	75,000	75,000

Warrants issued between July 28, 2011 and September 9, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 712,500 shares to the investor with an exercise of $1.25 per share expiring three (3) years from date of issuance	712,500	-

Warrants issued between October 28, 2011 and November 12, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 222,222 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	666,666	-

Warrants issued on December 15, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 101,010 shares to the investor with an exercise of $1.29 per share expiring three (3) years from date of issuance	101,010	-

Warrants issued on February 7 and 8, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 555,556 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	555,556	-

Warrants issued on March 21, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 111,111 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	111,111	-

(continued on next page)

(continued from previous page)

Warrants issued on April 23, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 222,222 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	222,222

Warrants issued on May 18, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 166,667 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	166,667

Warrants issued on June 5, 11, and 25, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 555,555 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	555,555

Total warrants	3,166,287	2,075,000

Total potentially outstanding dilutive common shares	6,666,287	2,075,000

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the exploration stage at June 30, 2012, a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Mineral Properties

Acquisition and Termination of Alaska Property

Acquisition Alaska Mineral Property Purchase Agreement

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

The Company expended  $150,890 in exploration and mine development work for the period from April 4, 2011 (date of acquisition) through June 30, 2012 towards the $300,000 in exploration and mine development work on the property over the three (3) year period as required under the PPA.

Termination of Alaska Mineral Property Purchase Agreement

On June 26, 2012, the Registrant entered into an termination agreement  (the Termination Agreement”) with Precious Metals Exploration Corp., an unaffiliated entity with offices in Sweden (the “Contra Party”) of a Property Purchase Agreement, for the purchase of an undivided 60% right title and interest in certain mining claims in the State of Alaska.

Under the Termination Agreement, the Contra Party is returning to the Registrant the 1,500,000 shares that were issued to it and the Registrant is relieved from all further obligations under the PPA.  The Registrant had expended $158,890 in exploration costs under the PPA which will not be recovered.  The termination Agreement provides for a release of each party.

At the time of the PPA, Management believed these to be promising prospects, but has since determined that other prospects the Registrant owns in Alaska are more promising.

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

As of June 30, 2012, the balance due was $619,572 under the APAAR2 agreement.

Acquisition of Alaska Mineral Property

Entry into Option Letter Agreement

On April 20, 2012, the Company executed a letter agreement (the “Option Letter”) with Endurance Gold Corporation and Endurance Resources (collectively “Endurance”) with respect to the Company acquiring a conditional option to acquire a 60% joint venture interest in 14 State of Alaska mineral claims consisting of a total of approximately 2,218 acres and numbered ADL703865 through ADL703878 inclusive in the Livengood Area of Alaska (the “Claims”).  The Option Letter requires the Company to expend at least $600,000 on the Claims prior to December 31, 2014, with $150,000 to be spent in calendar year 2012.  In addition the Company is required to pay $85,000 to Endurance in installments through December 31, 2014.  The parties executed a formal option agreement by June 30, 2012 and the Company made initial option payment of $15,000 and expended $8,000 in exploration expenditures as per clause 7 of the letter agreement.

The Company expended  $178,300 in exploration and mine development work for the period from April 20, 2012 (date of option agreement) through June 30, 2012.

Note 5 – Related Party Transactions

Advances from Stockholders and Former Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders and former stockholders at June 30, 2012 and March 31, 2011 consisted of the following:

	June 30, 2012	March 31, 2012

Advances from major stockholder and officer	$28,356	$28,356

	$28,356	$28,356

The major stockholder and officer advanced $28,356 to the Company and no repayment has been made for the period from April 5, 2011 (date of change in control) through June 30, 2012.

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

On June 18, 2012, the Company entered into an agreement to repurchase 250,000 of its shares from an unaffiliated party for $0.40 per share for a total of $100,000.

On June 26, 2012, under the Termination Agreement of the Alaska mineral property purchase agreement, the Contra Party is returning to the Registrant the 1,500,000 shares that were issued to it and the Registrant is relieved from all further obligations under the PPA

Equity Financing Agreement

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

On March 21, 2012, the Company issued Advance Notices to and received the funds from AGH of $50,000. The Company issued 111,111 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

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

On June 25, 2012, the Company issued Advance Notices to and received the funds from AGH of $50,000. The Company issued 111,111 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

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

The Company allocated the gross proceeds of $250,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $208,334 and $ 41,666 , respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

(vi) Warrants Issued on March 21, 2012

On March 21, 2011, the Company sold 111,111 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility (*)	41.12%

Risk-free interest rate	0.44%

Dividend yield	0.00%

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

(vii) Warrants Issued on April 23, 2012

On April 23, 2012, the Company sold 222,222 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility (*)	36.46%

Risk-free interest rate	0.39%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $100,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $63,698 and $36,302, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

(vii) Warrants Issued on May 18, 2012

On May 18, 2012, the Company sold 166,667 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility (*)	31.17%

Risk-free interest rate	0.42%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $75,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $46,920 and $28,080, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

(viii) Warrants Issued on June 5, 2012

On June 5, 2012, the Company sold 222,222 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility (*)	35.90%

Risk-free interest rate	0.34%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $100,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $65,804 and $34,196, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

(viiii) Warrants Issued on June 11, 2012

On June 11, 2012, the Company sold 222,222 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility (*)	35.92%

Risk-free interest rate	0.37%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $100,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $65,530 and $35,470, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

(viiii) Warrants Issued on June 25, 2012

On June 25, 2012, the Company sold 111,111 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility (*)	35.57%

Risk-free interest rate	0.39%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $50,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $31,884 and $18,116, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

Exercise of Warrants

For the period ended June 30, 2012, none of the warrants have been exercised.

Summary of Warrant Activities

The table below summarizes the Company’s non-derivative warrant activities through June 30, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, March 31, 2012	2,221,843	$0.59 - 1.29	$0.86	$281,042	$-

Granted	944,444	$0.59	$0.59	$152,164	$-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2012	3,166,287	$0.59 - 1.29	$0.78	$433,206	$-

Earned and exercisable, June 30, 2012	3,166,287	$0.59 - 1.29	$0.78	$433,206	$-

Unvested, June 30, 2012	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2012 and March 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

June 30, 2012 $0.59 - 1.29	3,166,287	2.52	$0.78	3,166,287	2.52	$0.78

March 31, 2012 $0.59 - 1.29	2,110,732	2.59	$0.78	3,166,287	2.52	$0.78

Note 7 – Commitments and Contingencies

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

Contingent Exploration Cost under the Alaska Property Purchase Agreements

On April 20, 2012, the Company executed a letter agreement (the “Option Letter”) with Endurance Gold Corporation and Endurance Resources (collectively “Endurance”) with respect to the Company acquiring a conditional option to acquire a 60% joint venture interest in 14 State of Alaska mineral claims consisting of a total of approximately 2,218 acres and numbered ADL703865 through ADL703878 inclusive in the Livengood Area of Alaska (the “Claims”).  The Option Letter requires the Company to expend at least $600,000 on the Claims prior to December 31, 2014, with $150,000 to be spent in calendar year 2012.  In addition the Company is required to pay $85,000 to Endurance in installments through December 31, 2014.  The parties executed a formal option agreement by June 30, 2012 and the Company made initial option payment of $15,000 and expended $8,000 in exploration expenditures as per clause 7 of the letter agreement.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as followed:

On July 18, 2012, Bruce Taylor Walsham, was appointed a director of the Registrant.  He will serve until the next annual meeting of shareholders or until his successor is appointed.  Mr. Walsham entered into a consulting agreement with the Registrant which pays him $3,000 per month and awards him 50,000 shares every three months and under which he agreed to serve as a director.

On August 1, 2012, the Company issued Advance Notices to and received the funds from AGH of $75,000. The Company issued 166,667 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

PLAN OF OPERATION

On April 5, 2011, we completed a change of control transaction and entered a new line of business.  Accordingly, any comparison between the operating results of our quarter last year and this year is not meaningful.

Liquidity and Capital Resources

Our plan is to acquire potential mineral producing properties by paying the bulk of the purchase price in our stock and to fund our operations through the private sale of our stock.  We have acquired several properties to date, but cannot give any assurance that we will be able to successfully sell stock at levels to meet our obligations under our property acquisition agreements. We had only cash on hand of $50,818 at June 30, 2012.

On October 11, 2011, we executed a Share Issuance Agreement with American Gold Holdings, Ltd. (“AGH”) that allows us to sell our shares in Units each unit comprised of a share of our common stock and a common stock purchase warrant.  The issue price of the Unit will be the greater of $0.45 or 90% of our share price as determined under the agreement and the exercise price of the Warrants will be 130% of the price of the Unit and the Warrants will be of three years duration.  The Share Issuance Agreement commits AGH to purchase up to $15,000,000 of Units in tranches of no more than $1,000,000 each and in multiples of $25,000 on five days notice from us.  This description of the Share Issuance Agreement is qualified in its entirety by reference to the Share Issuance Agreement which is an exhibit hereto.  Through August 10, 2012 we have received $1,125,000 under the Share Issuance Agreement and have issued or are obligated to issue a total of 2,378,787 shares.  $13,875,000 remains available under the agreement through August 10, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer who is also our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2012 because we do not have sufficient staff to segregate responsibilities.  We plan to seek to correct these deficiencies at such time as our operations require additional personnel, but we do not believe this will occur in the foreseeable future.

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

LIBERTY GOLD CORP
(Name of Registrant)

Date: August 10, 2012	By:	/s/ Lynn Harrison
Name: Lynn Harrison
Title: President and Chief Executive Officer (Principal executive, financial officer and accounting officer)