Form 10-Q
period 2012-09-30
Liberty Gold Corp.
filed 2012-11-13
CIK 1459697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 13, 2012, there were 88,044,065 shares of common stock, $0.0001 par value per share, outstanding.

LIBERTY GOLD CORP..

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

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

Liberty Gold Corp.

(An Exploration Stage Company)

September 30, 2012 and 2011

Index to the Financial Statements

Contents                                                                                                                                                                                   Page(s)

Balance Sheets at September 30, 2012(Unaudited) and March 31, 2012(Audited)............................................................F-2

Statements of Operations for the Three and Six Months Ended September 30, 2012 and 2011 and for the Period from April 5, 2011 (Date of Entry into Exploration) through September 30, 2012 (Unaudited)    ..........................................F-3

Statement of Stockholders’ Equity (Deficit) for the Period from March 31, 2010 through September 30, 2012 (Unaudited)...............................................................................................................................................................................F-4

Statements of Cash Flows for the Six Months Ended September 30, 2012 and 2011 and for the Period from April 5, 2011 (Date of Entry into Exploration) through September 30, 2012 (Unaudited)............................................................F-5

Notes to the Financial Statements (Unaudited)...................................................................................................................... F-6

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An Exploration Stage Company)
Balance Sheets
	(unaudited)	(audited)
	September 30, 2012	March 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$12,839	$4,369
Subscription receivable	50,000	50,000
Prepaid expenses	2,800	5,375

Total Current Assets	65,639	59,744

MINERAL PROPERTIES:
Mineral properties	1,359,072	1,274,272
Depletion, depreciation and amortization	-	-

Total Assets	$1,424,711	$1,334,016

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of mineral property payable	$627,007	$654,319
Accrued expenses	29,165	-
Advances from stockholders	28,356	28,356
Common stock to be issued	-	50

Total Current Liabilities	684,528	682,725

MINERAL PROPERTIES PAYABLE, net of current portion	50,000	-

LIBERTY GOLD CORP. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 250,000,000 shares authorized,
88,044,065 and 88,371,843 shares issued and outstanding, respectively	8,804	8,837
Additional paid-in capital	1,975,949	1,432,816
Accumulated deficit	(88,952)	(88,952)
Deficit accumulated during the exploration stage	(1,205,618)	(701,410)

Total Liberty Gold Corp. Stockholders' Equity (Deficit)	690,183	651,291

NONCONTROLLING INTEREST	-	-

Total Liabilities and Equity (Deficit)	$1,424,711	$1,334,016

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	April 5, 2011 (Exploration) through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
Revenues earned during the exploration stage	$-	$-	$-	$-	$-

Cost of revenues:
Exploration costs	17,500	308,000	203,800	308,000	605,190

Total cost of revenues	17,500	308,000	203,800	308,000	605,190

Operating expenses
Officers' compensation	19,500	19,694	39,000	26,265	104,265
Professional fees	155,782	28,151	231,455	71,858	396,223
General and administrative expenses	23,057	12,824	29,953	26,746	99,939
Impairment of mineral properties	-	-	-	-	-

Total operating expenses	198,339	60,669	300,408	124,869	600,428

Loss from continuing operations before income taxes	(215,839)	(368,669)	(504,208)	(432,869)	(1,205,618)

Income tax provision	-	-	-	-	-

Net loss from continuing operations	(215,839)	(368,669)	(504,208)	(432,869)	(1,205,618)

Discontinued operations
Loss from operations of discontinued operations, net of taxes	-	-	-	-	-
Loss from disposal of discontinued operations, net of taxes	-	-	-	(8,067)	-

Loss from discontinued operations, net of taxes	-	-	-	(8,067)	-

Net loss before noncontrolling interest	(215,839)	(368,669)	(504,208)	(440,936)	(1,205,618)

Noncontrolling interest	-	-	-	-	-
Net Loss	$(215,839)	$(368,669)	$(504,208)	$(440,936)	$(1,205,618)
Net loss per common share
- basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	-	-	-	(0.00)
Total net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	87,723,640	102,836,023	88,164,788	113,644,316

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An Exploration Stage Company)
Statement of Equity (Deficit)
For the period from April 5, 2011 through March 31, 2012

	Common Stock, $0.0001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Deficit Accumulated during the Exploration Stage	Total Liberty Gold Corp Shareholders' Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)
Balance, March 31, 2010	124,100,000	$12,410	$45,998	$(38,096)	$-	$20,312	$-	$20,312
Net loss				(42,789)	-	(42,789)	-	(42,789)
Balance, March 31, 2011	124,100,000	12,410	45,998	(80,885)	-	(22,477)	-	(22,477)
Common shares issued for mineral property acquisition in Alaska	500,000	50	-			50		50
Forgiveness of debt by former stockholders			30,545	-	-	30,545		30,545
Equity units inclusive one common share and one warrant issued for cash at $0.80 per unit on June 28, 2011	75,000	8	59,992	-	-	60,000		60,000
Common shares issued for mineral property acquisition in Arizona	500,000	50	-	-	-	50		50
Common shares issued for mineral property acquisition in Mexico	1,500,000	150	-	-	-	150		150
Equity units inclusive of one common share and one warrant issued for cash at $0.80 per unit between July 28, 2011 and September 9, 2011	712,500	71	569,929	-	-	570,000		570,000
Surrender of 40,000,000 common shares at $0.0001 par value on August 10, 2011	(40,000,000)	(4,000)	4,000	-	-	-		-
Common shares issued for mineral property acquisition in Alaska	500,000	50	-	-	-	50		50
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit between October 28, 2011 and November 12, 2011	666,666	67	299,933	-	-	300,000		300,000
Equity units inclusive of one common share and one warrant issued for cash at $0.99 per unit on December 15, 2011	101,010	10	99,990	-	-	100,000		100,000
Cancellation of common shares issued for property acquisitions in Mexico	(1,500,000)	(150)	-	-	-	(150)		(150)
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit between February 7, 2012 and February 8, 2012	555,556	55	249,945			250,000		250,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit March 21, 2012	111,111	11	49,989			50,000		50,000
Common shares issued for mineral property acquisition in Alaska	500,000	50	-			50		50
Shares issued for advisory board services	50,000	5	22,495			22,500		22,500
Net loss				(8,067)	(701,410)	(709,477)		(709,477)
(continued on next page)

(continued from previous page)
Balance, March 31, 2012 (Audited)	88,371,843	8,837	1,432,816	(88,952)	(701,410)	651,291	-	651,291
Cancellation of common shares issued for property acquisitions in Alaska	(1,500,000)	-150	-			(150)		(150)
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit April 23, 201	222,222	22	99,978			100,000		100,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit May 18, 2012	166,667	17	74,983			75,000		75,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit June 5, 2012	222,222	22	99,978			100,000		100,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit June 11, 2012	222,222	22	99,978			100,000		100,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit June 25, 2012	111,111	11	49,989			50,000		50,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit August 1, 2012	166,667	17	74,983			75,000		75,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit September 26, 2012	111,111	11	49,989			50,000		50,000
Shares issued for services	200,000	20	93,230			93,250		93,250
Repurchase of shares, June 18, 2012	(250,000)	-25	-99,975			(100,000)		(100,000)
Net loss				-	(504,208)	(504,208)		(504,208)
Balance, September 30, 2012 (Unaudited)	88,044,065	$8,804	$1,975,949	$(88,952)	$(1,205,618)	$690,183	$-	$690,183

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)
			For the Period from
	For the Six Months	For the Six Months	April 5, 2011
	Ended	Ended	(Exploration) through
	September 30, 2012	September 30, 2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(504,208)	$(440,936)	$(1,205,618)

Adjustments to reconcile net loss to net cash used in operating activities
Loss from discontinued operations, net of taxes	-	8,067	-
Stock issued for services	93,250	-	115,750
Changes in operating assets and liabilities:
Prepaid expenses	2,575	-	(2,800)
Mineral properties payable	-	1,053,080	-
Accrued expenses	6,866	-	6,866
Net cash used in operating activities	(401,517)	620,211	(1,085,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in disposal of discontinued operations	-	(7,574)	(7,574)
Purchases of mineral properties	(40,013)	(1,274,022)	(659,916)
Net cash used in investing activities	(40,013)	(1,281,596)	(667,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders	-	28,356	28,356
Proceeds from sale of common stock	550,000	630,001	1,830,201
Repurchase of common stock	(100,000)	-	(100,000)
Net cash provided by financing activities	450,000	658,357	1,758,557

NET CHANGE IN CASH	8,470	(3,028)	5,265
Cash at beginning of period	4,369	7,574	7,574
Cash at end of period	$12,839	$4,546	$12,839
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Subscription from the sale of stock	$50,000	$	$50,000
Common shares issued for acquisition of mineral properties	$-	$250	$200
Common shares to be issued for acquisition of mineral properties	$-	$300	$50
Forgiveness of advances from former stockholders to contributed capital	$-	$30,545	$30,545
Mineral properties purchased with debt	$85,000	$-	$739,319

See accompanying notes to the financial statements

Liberty Gold Corp.

(An Exploration Stage Company)

September 30, 2012 and 2011

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

The financial statements for the interim period ended September 30, 2011 have been presented to give retroactive effect to the discontinuance of the discontinued operations.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended March 31, 2012 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed with SEC on July 16, 2012.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f) (2) (i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f) (2) (ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f) (2) (i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

•

Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f) (2) (ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index.  The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9,  an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period September 30, 2012 and 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the fiscal year ended September 30, 2012 and 2011 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period	For the Interim Period
	Ended	Ended
	September 30, 2012	September 30, 2011

Contingent shares

2,000,000 contingent shares of the Company’s common stock issuable provided that mining operations on the property result in the discovery of 1,000,000 ounces of gold and requires the Company to expend at least $300,000 in exploration and mine development work on the property over three (3) years commencing with the closing under the Alaska mineral property purchase Agreement (“PPA”) entered into on April 5, 2011.	2,000,000	2,000,000

5,500,000 contingent shares of the Company’s common stock issuable provided that mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires the Company to expend at least $850,000 in exploration and mine development work on the property over fifteen months commencing with the closing under the APA on July 13, 2011 (including $350,000 and $500,000 within the first 3 months and next 12 months, respectively).	-	5,500,000

1,500,000 contingent shares of the Company’s common stock issuable provided that mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires the Company to pay a 5% smelter’s royalty under the Arizona Asset Purchase Agreement No. 1 (“APAAR1”) entered into on July 18, 2011.	1,500,000	1,500,000

Total contingent shares	3,500,000	9,000,000

Warrants

Warrants issued on June 28, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 75,000 shares to the investor with an exercise price of $1.25 per share expiring three (3) years from date of issuance	75,000	75,000
(continued on next page)

(continued from previous page
Warrants issued between July 28, 2011 and September 9, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 712,500 shares to the investor with an exercise of $1.25 per share expiring three (3) years from date of issuance	712,500	712,500

Warrants issued between October 28, 2011 and November 12, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 222,222 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	666,666	-

Warrants issued on December 15, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 101,010 shares to the investor with an exercise of $1.29 per share expiring three (3) years from date of issuance	101,010	-

Warrants issued on February 7 and 8, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 555,556 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	555,556	-

Warrants issued on March 21, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 111,111 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	111,111	-

Warrants issued on April 23, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 222,222 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	222,222

Warrants issued on May 18, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 166,667 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	166,667

Warrants issued on June 5, 11, and 25, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 555,555 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	555,555

Warrants issued on August 1 and September 26, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 277,778 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	277,778

Total warrants	3,444,065	787,500

Total potentially outstanding dilutive common shares	6,944,065	9,787,500

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated at September 30, 2012, a net loss and net cash used in operating activities for the interim period ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company expended  $150,890 in exploration and mine development work for the period from April 4, 2011 (date of acquisition) through September 30, 2012 towards the $300,000 in exploration and mine development work on the property over the three (3) year period as required under the PPA.

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

Under the Termination Agreement, the Contra Party is returning to the Registrant the 1,000,000 shares that were issued to it and the Registrant is relieved from all further obligations under the PPA.  The Registrant had expended $158,890 in exploration costs under the PPA which will not be recovered.  The termination Agreement provides for a release of each party.

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

As of September 30, 2012, the balance due was $607,007 under the APAAR2 agreement.

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

The Company expended $203,800 in exploration and mine development work for the period from April 20, 2012 (date of option agreement) through September 30, 2012.

Note 5 – Related Party Transactions

Advances from Stockholders and Former Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders and former stockholders at September 30, 2012 and March 31, 2012 consisted of the following:

	September 30, 2012	March 31, 2012

Advances from major stockholder and officer	$28,356	$28,356

	$28,356	$28,356

The major stockholder and officer advanced $28,356 to the Company and no repayment has been made for the period from April 5, 2011 (date of change in control) through September 30, 2012.

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

On June 26, 2012, under the Termination Agreement of the Alaska mineral property purchase agreement, the Contra Party is returning to the Registrant the 1,500,000 shares that were issued to it and the Registrant is relieved from all further obligations under the PPA

During the six months ended September 30, 2012, the Company issued 200,000 shares of common stock for services valued at $93,250.

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

On September 26, 2012, the Company issued Advance Notices to AGH for $50,000 which has been included in Stock Subscriptions Receivable. The Company issued 111,111 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

Warrants Issued in Connection with Sale of Common Shares

Description of Warrants

(i) Warrants Issued in June 28, 2011

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

(viii) Warrants Issued on May 18, 2012

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

(viiii) Warrants Issued on June 5, 2012

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

(x) Warrants Issued on June 11, 2012

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

(xi) Warrants Issued on June 25, 2012

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

(xii) Warrants Issued on August 1, 2012

On August 1, 2012, the Company sold 166,667 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility (*)	35.26%

Risk-free interest rate	0.32%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $75,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $57,811 and $17,189, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

(xiii) Warrants Issued on September 26, 2012

On September 26, 2012, the Company sold 111,111 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility (*)	34.60%

Risk-free interest rate	0.34%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $50,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $33,832 and $16,168, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

Exercise of Warrants

For the period ended September 30, 2012, none of the warrants have been exercised.

Summary of Warrant Activities

The table below summarizes the Company’s non-derivative warrant activities through September 30, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, March 31, 2012	2,221,843	$0.59 - 1.29	$0.86	$281,042	$-

Granted	1,222,222	$0.59	$0.59	$179,791	$-

Canceled for cashless exercise	(-)	- -	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, September 30, 2012	3,444,065	$0.59 - 1.29	$0.76	$460,833	$-

Earned and exercisable, September 30, 2012	3,444,065	$0.59 - 1.29	$0.76	$460,833	$-

Unvested, September 30, 2012	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.59 - 1.29	3,444,065	2.32	$0.76	3,444,065	2.32	$0.76

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

Contingent Exploration Cost under the Alaska Property Purchase Agreements

On April 20, 2012, the Company executed a letter agreement (the “Option Letter”) with Endurance Gold Corporation and Endurance Resources (collectively “Endurance”) with respect to the Company acquiring a conditional option to acquire a 60% joint venture interest in 14 State of Alaska mineral claims consisting of a total of approximately 2,218 acres and numbered ADL703865 through ADL703878 inclusive in the Livengood Area of Alaska (the “Claims”).  The Option Letter requires the Company to expend at least $600,000 on the Claims prior to December 31, 2014, with $150,000 to be spent in calendar year 2012.  In addition the Company is required to pay $85,000 to Endurance in installments through December 31, 2014.  The parties executed a formal option agreement by June 30, 2012 and the Company made initial option payment of $15,000 and expended $8,000 in exploration expenditures as per clause 7 of the letter agreement. An additional $195,800 was paid during the six months ended September 30, 2012.

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

Liquidity and Capital Resources

Our plan is to acquire potential mineral producing properties by paying the bulk of the purchase price in our stock and to fund our operations through the private sale of our stock.  We have acquired several properties to date, but cannot give any assurance that we will be able to successfully sell stock at levels to meet our obligations under our property acquisition agreements. We had only cash on hand of $12,839 at September 30, 2012.

On October 11, 2011, we executed a Share Issuance Agreement with American Gold Holdings, Ltd. (“AGH”) that allows us to sell our shares in Units each unit comprised of a share of our common stock and a common stock purchase warrant.  The issue price of the Unit will be the greater of $0.45 or 90% of our share price as determined under the agreement and the exercise price of the Warrants will be 130% of the price of the Unit and the Warrants will be of three years duration.  The Share Issuance Agreement commits AGH to purchase up to $15,000,000 of Units in tranches of no more than $1,000,000 each and in multiples of $25,000 on five days notice from us.  This description of the Share Issuance Agreement is qualified in its entirety by reference to the Share Issuance Agreement which is an exhibit hereto.  Through November 14, 2012 we have received $1,200,000 under the Share Issuance Agreement and have issued or are obligated to issue a total of 2,656,565 shares.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer who is also our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of September 30, 2012 because we do not have sufficient staff to segregate responsibilities.  We plan to seek to correct these deficiencies at such time as our operations require additional personnel, but we do not believe this will occur in the foreseeable future.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

1

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

2

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

On September 26, 2012, the Company issued Advance Notices to AGH for $50,000 which has been included in Stock Subscriptions Receivable. The Company issued 111,111 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIBERTY GOLD CORP
(Name of Registrant)

Date: November 12, 2012	By:	/s/ Lynn Harrison
Name: Lynn Harrison
Title: President and Chief Executive Officer (Principal executive, financial officer and accounting officer)

4