Form 10-Q
period 2012-12-31
Liberty Gold Corp.
filed 2013-01-29
CIK 1459697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

______________________________________

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

As of January 29, 2013, there were 88,341,287 shares of common stock, $0.0001 par value per share, outstanding.

LIBERTY GOLD CORP.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2012

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

Liberty Gold Corp.

(An Exploration Stage Company)

December 31, 2012 and 2011

Index to the Financial Statements

CONTENTS	Page
Balance Sheets at December 31, 2012(Unaudited) and March 31, 2012(Audited)	F-2
Statements of Operations for the Three and Nine Months Ended December 31, 2012 and 2011 and for the Period from April 5, 2011 (Date of Entry into Exploration) through December 31, 2012 (Unaudited)	F-3
Statement of Stockholders’ Equity (Deficit) for the Period from March 31, 2010 through December 31, 2012 (Unaudited)	F-4
Statements of Cash Flows for the Nine Months Ended December 31, 2012 and 2011 and for the Period from April 5, 2011 (Date of Entry into Exploration) through December 31, 2012 (Unaudited)	F-6
Notes to the Financial Statements (Unaudited)	F-7

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An Exploration Stage Company)
Balance Sheets
	(unaudited)	(audited)
	December 31, 2012	March 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$69,855	$4,369
Subscription receivable	-	50,000
Prepaid expenses	8,000	5,375

Total Current Assets	77,855	59,744

MINERAL PROPERTIES:
Mineral properties	1,359,072	1,274,272
Depletion, depreciation and amortization	-	-

Total Assets	$1,436,927	$1,334,016

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of mineral property payable	$634,442	$654,319
Accrued expenses	29,536	-
Advances from stockholders	28,356	28,356
Common stock to be issued	-	50

Total Current Liabilities	692,334	682,725

MINERAL PROPERTIES PAYABLE, net of current portion	30,000	-

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

LIBERTY GOLD CORP. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 250,000,000 shares authorized,
88,341,287 and 88,371,843 shares issued and outstanding, respectively	8,834	8,837
Additional paid-in capital	2,089,794	1,432,816
Accumulated deficit	(88,952)	(88,952)
Deficit accumulated during the exploration stage	(1,295,083)	(701,410)

Total Liberty Gold Corp. Stockholders' Equity (Deficit)	714,593	651,291

NONCONTROLLING INTEREST	-	-

Total Liabilities and Equity (Deficit)	$1,436,927	$1,334,016

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An Exploration Stage Company)
Statements of Operations
(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	April 5, 2011 (Exploration) through
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012
Revenues earned during the exploration stage	$-	$-	$-	$-	$-

Cost of revenues:
Exploration costs	-	70,890	203,800	378,890	605,190

Total cost of revenues	-	70,890	203,800	378,890	605,190

Operating expenses
Officers' compensation	19,500	19,500	58,500	45,765	123,765
Professional fees	54,297	58,857	285,753	129,715	450,522
General and administrative expenses	15,666	18,423	45,620	46,168	115,606
Impairment of mineral properties	-	-	-	-	-

Total operating expenses	89,463	96,779	389,873	221,648	689,893

Loss from continuing operations before income taxes	(89,463)	(167,670)	(593,673)	(600,539)	(1,295,083)

Income tax provision	-	-	-	-	-

Net loss from continuing operations	(89,463)	(167,670)	(593,673)	(600,539)	(1,295,083)

Discontinued operations
Loss from operations of discontinued operations, net of taxes	-	-	-	-	-
Loss from disposal of discontinued operations, net of taxes	-	-	-	(8,067)	-

Loss from discontinued operations, net of taxes	-	-	-	(8,067)	-

Net loss before noncontrolling interest	(89,463)	(167,670)	(593,673)	(608,606)	(1,295,083)

Noncontrolling interest	-	-	-	-	-
Net Loss	$(89,463)	$(167,670)	$(593,673)	$(608,606)	$(1,295,083)
Net loss per common share
- basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	88,158,232	88,149,577	88,162,176	105,680,836

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An Exploration Stage Company)
Statement of Equity (Deficit)
For the period from April 5, 2011 through December 31, 2012

	Common Stock, $0.0001 Par Value
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Deficit Accumulated during the Exploration Stage	Total Liberty Gold Corp Shareholders' Equity (Deficit)	Non-controlling Interest	Total Equity (Deficit)
Balance, March 31, 2010	124,100,000	$12,410	$45,998	$(38,096)	$-	$20,312	$-	$20,312
Net loss				(42,789)	-	(42,789)	-	(42,789)
Balance, March 31, 2011	124,100,000	12,410	45,998	(80,885)	-	(22,477)	-	(22,477)
Common shares issued for mineral property acquisition in Alaska	500,000	50	-			50	-	50
Forgiveness of debt by former stockholders			30,545	-	-	30,545		30,545
Equity units inclusive one common share and one warrant issued for cash at $0.80 per unit on June 28, 2011	75,000	8	59,992	-	-	60,000		60,000
Common shares issued for mineral property acquisition in Arizona	500,000	50	-	-	-	50		50
Common shares issued for mineral property acquisition in Mexico	1,500,000	150	-	-	-	150		150
Equity units inclusive of one common share and one warrant issued for cash at $0.80 per unit between July 28, 2011 and September 9, 2011	712,500	71	569,929	-	-	570,000		570,000
Surrender of 40,000,000 common shares at $0.0001 par value on August 10, 2011	(40,000,000)	(4,000)	4,000	-	-	-		-
Common shares issued for mineral property acquisition in Alaska	500,000	50	-	-	-	50		50
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit between October 28, 2011 and November 12, 2011	666,666	67	299,933	-	-	300,000		300,000
Equity units inclusive of one common share and one warrant issued for cash at $0.99 per unit on December 15, 2011	101,010	10	99,990	-	-	100,000		100,000
Cancellation of common shares issued for property acquisitions in Mexico	(1,500,000)	(150)	-	-	-	(150)		(150)
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit between February 7, 2012 and February 8, 2012	555,556	55	249,945	-	-	250,000		250,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit March 21, 2012	111,111	11	49,989	-	-	50,000		50,000
Common shares issued for mineral property acquisition in Alaska	500,000	50	-	-	-	50		50
Shares issued for advisory board services	50,000	5	22,495			22,500		22,500
Net loss				(8,067)	(701,410)	(709,477)		(709,477)
(continued on next page)

(continued from previous page)
Balance, March 31, 2012 (Audited)	88,371,843	8,837	1,432,816	(88,952)	(701,410)	651,291	-	651,291
Cancellation of common shares issued for property acquisitions in Alaska	(1,500,000)	-150	-	-	-	(150)		(150)
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit April 23, 201	222,222	22	99,978	-	-	100,000		100,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit May 18, 2012	166,667	17	74,983	-	-	75,000		75,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit June 5, 2012	222,222	22	99,978	-	-	100,000		100,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit June 11, 2012	222,222	22	99,978	-	-	100,000		100,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit June 25, 2012	111,111	11	49,989	-	-	50,000		50,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit August 1, 2012	166,667	17	74,983	-	-	75,000		75,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit September 26, 2012	111,111	11	49,989	-	-	50,000		50,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit November 14, 2012	166,667	17	74,983	-	-	75,000		75,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit November 15, 2012	55,555	5	24,995	-	-	25,000		25,000
Shares issued for services	275,000	28	107,097	-	-	107,125		107,125
Repurchase of shares, June 18, 2012	(250,000)	(25)	(99,975)			(100,000)		(100,000)
Net loss	-	-	-	-	(593,673)	(593,673)		(593,673)
Balance, December 31, 2012 (Unaudited)	88,341,287	$8,834	$2,089,794	$(88,952)	$(1,295,083)	$714,593	$-	$714,593

See accompanying notes to the financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)
			For the Period
	For the Nine	For the Nine	From April 5, 2011
	Months Ended	Months Ended	(Exploration) through
	December 31, 2012	December 31, 2011	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(593,673)	$(608,606)	$(1,295,083)

Adjustments to reconcile net loss to net cash used in operating activities
Loss from discontinued operations, net of taxes	-	8,067	-
Stock issued for services	107,125	-	129,625
Changes in operating assets and liabilities:
Prepaid expenses	(2,625)	(12,901)	(8,000)
Mineral properties payable	-	-	-
Accrued expenses	7,355	-	7,355
Net cash used in operating activities	(481,818)	(613,440)	(1,166,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in disposal of discontinued operations	-	(7,574)	(7,574)
Purchases of mineral properties	(52,696)	(359,734)	(672,599)
Net cash used in investing activities	(52,696)	(367,308)	(680,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders	-	28,356	28,356
Proceeds from sale of common stock, including receipt of $50,000 stock subscription receivable.	700,000	1,030,101	1,980,201
Repurchase of common stock	(100,000)	-	(100,000)
Net cash provided by financing activities	600,000	1,058,457	1,908,557

NET CHANGE IN CASH	65,486	77,709	62,281
Cash at beginning of period	4,369	7,574	7,574
Cash at end of period	$69,855	$85,283	$69,855
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Subscription from the sale of common stock	$50,000	$	$100,000
Common shares issued for acquisition of mineral properties	$-	$150	$200
Common shares to be issued for acquisition of mineral properties	$-	$100	$50
Forgiveness of advances from former stockholders to contributed capital	$-	$30,545	$30,545
Mineral properties purchased with debt	$85,000	$914,388	$739,319

See accompanying notes to the financial statements

Liberty Gold Corp.

(An Exploration Stage Company)

December 31, 2012 and 2011

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

The financial statements for the interim period ended December 31, 2011 have been presented to give retroactive effect to the discontinuance of the discontinued operations.

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

Revenue Recognition

The Company applies paragraph 605-10 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period December 31, 2012 and 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the fiscal year ended December 31, 2012 and 2011 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period	For the Interim Period
	Ended	Ended
	December 31, 2012	December 31, 2011

Contingent shares

2,000,000 contingent shares of the Company’s common stock issuable provided that mining operations on the property result in the discovery of 1,000,000 ounces of gold and requires the Company to expend at least $300,000 in exploration and mine development work on the property over three (3) years commencing with the closing under the Alaska mineral property purchase Agreement (“PPA”) entered into on April 5, 2011.	2,000,000	2,000,000

1,500,000 contingent shares of the Company’s common stock issuable provided that mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver and requires the Company to pay a 5% smelter’s royalty under the Arizona Asset Purchase Agreement No. 1 (“APAAR1”) entered into on July 18, 2011.	1,500,000	1,500,000

Total contingent shares	3,500,000	3,500,000

Warrants

Warrants issued on June 28, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 75,000 shares to the investor with an exercise price of $1.25 per share expiring three (3) years from date of issuance	75,000	75,000
(continued on next page)

(continued from previous page
Warrants issued between July 28, 2011 and September 9, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 712,500 shares to the investor with an exercise of $1.25 per share expiring three (3) years from date of issuance	712,500	712,500

Warrants issued between October 28, 2011 and November 12, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 222,222 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	666,666	666,666

Warrants issued on December 15, 2011 in connection with the Company’s equity financing inclusive of warrants to purchase 101,010 shares to the investor with an exercise of $1.29 per share expiring three (3) years from date of issuance	101,010	101,010

Warrants issued on February 7 and 8, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 555,556 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	555,556	-

Warrants issued on March 21, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 111,111 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	111,111	-

Warrants issued on April 23, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 222,222 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	222,222

Warrants issued on May 18, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 166,667 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	166,667

Warrants issued on June 5, 11, and 25, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 555,555 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	555,555

Warrants issued on August 1 and September 26, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 277,778 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	277,778

Warrants issued on November 14 and 15, 2012 in connection with the Company’s equity financing inclusive of warrants to purchase 222,222 shares to the investor with an exercise of $0.59 per share expiring three (3) years from date of issuance	222,222

Total warrants	3,666,287	1,555,716

Total potentially outstanding dilutive common shares	7,166,287	5,055,716

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

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.  From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated at December 31, 2012, a net loss and net cash used in operating activities for the interim period ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company expended  $150,890 in exploration and mine development work for the period from April 4, 2011 (date of acquisition) through December 31, 2012 towards the $300,000 in exploration and mine development work on the property over the three (3) year period as required under the PPA.

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

As of December 31, 2012, the balance due was $607,007 under the APAAR2 agreement.

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

The Company expended $203,800 in exploration and mine development work for the period from April 20, 2012 (date of option agreement) through December 31, 2012.

Note 5 – Related Party Transactions

Advances from Stockholders and Former Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders and former stockholders at December 31, 2012 and March 31, 2012 consisted of the following:

	December 31, 2012	March 31, 2012

Advances from major stockholder and officer	$28,356	$28,356

	$28,356	$28,356

The major stockholder and officer advanced $28,356 to the Company and no repayment has been made for the period from April 5, 2011 (date of change in control) through December 31, 2012.

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

On June 26, 2012, under the Termination Agreement of the Alaska mineral property purchase agreement, the Contra Party is returning to the Registrant the 1,500,000 shares that were issued to it and the Registrant is relieved from all further obligations under the PPA

During the nine months ended December 31, 2012, the Company issued 275,000 shares of common stock for services valued at $107,125.

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

On November 14 and 15, 2012, the Company issued Advance Notices to AGH for $75,000 and $25,000, respectively, which has been included in Stock Subscriptions Receivable. The Company issued a total of 222,222 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

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

(xvi) Warrants Issued on November 14, 2012

On November 14, 2012, the Company sold 166,667 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility (*)	34.04%

Risk-free interest rate	0.33%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $75,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $54,178 and $20,822, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions.

(xv) Warrants Issued on November 15, 2012

On November 15, 2012, the Company sold 55,555 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

Expected life (year)	3.00

Expected volatility (*)	34.09%

Risk-free interest rate	0.32%

Dividend yield	0.00%

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

The Company allocated the gross proceeds of $25,000 between common stock and warrants based on their relative fair value, estimated on the date of grant, valued common stock and the warrant at $18,989 and $6,011, respectively, using the Black-Scholes Option-Pricing Model with the above assumptions

Exercise of Warrants

For the period ended December 31, 2012, none of the warrants have been exercised.

Summary of Warrant Activities

The table below summarizes the Company’s non-derivative warrant activities through December 31, 2012:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, March 31, 2012	2,221,843	$0.59 - 1.29	$0.86	$281,042	$-

Granted	1,444,444	$0.59	$0.59	$212,127	$-

Canceled for cashless exercise	(-)	-	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, December 31, 2012	3,666,287	$0.59 - 1.29	$0.76	$493,169	$-

Earned and exercisable, December 31, 2012	3,666,287	$0.59 - 1.29	$0.76	$493,169	$-

Unvested, December 31, 2012	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of December 31, 2012:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.59 - 1.29	3,666,287	2.12	$0.75	3,666,287	2.12	$0.75

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

Contingent Exploration Cost under the Alaska Property Purchase Agreements

On April 20, 2012, the Company executed a letter agreement (the “Option Letter”) with Endurance Gold Corporation and Endurance Resources (collectively “Endurance”) with respect to the Company acquiring a conditional option to acquire a 60% joint venture interest in 14 State of Alaska mineral claims consisting of a total of approximately 2,218 acres and numbered ADL703865 through ADL703878 inclusive in the Livengood Area of Alaska (the “Claims”).  The Option Letter requires the Company to expend at least $600,000 on the Claims prior to December 31, 2014, with $150,000 to be spent in calendar year 2012.  In addition the Company is required to pay $85,000 to Endurance in installments through December 31, 2014.  The parties executed a formal option agreement by June 30, 2012 and the Company made initial option payment of $15,000 and expended $8,000 in exploration expenditures as per clause 7 of the letter agreement. An additional $195,800 was paid during the nine months ended December 31, 2012.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND REULTS OF OPERATION.

PLAN OF OPERATION

On April 5, 2011, we completed a change of control transaction and entered a new line of business.  Accordingly, any comparison between the operating results of our quarter last year and this year would not be comparable or meaningful.

Liquidity and Capital Resources

Our plan is to acquire potential mineral producing properties by paying the bulk of the purchase price in our stock and to fund our operations through the private sale of our stock.  We have acquired several properties to date, but cannot give any assurance that we will be able to successfully sell stock at levels to meet our obligations under our property acquisition agreements. We had only cash on hand of $69,855 at December 31, 2012.

On October 11, 2011, we executed a Share Issuance Agreement with American Gold Holdings, Ltd. (“AGH”) that allows us to sell our shares in Units each unit comprised of a share of our common stock and a common stock purchase warrant.  The issue price of the Unit will be the greater of $0.45 or 90% of our share price as determined under the agreement and the exercise price of the Warrants will be 130% of the price of the Unit and the Warrants will be of three years duration.  The Share Issuance Agreement commits AGH to purchase up to $15,000,000 of Units in tranches of no more than $1,000,000 each and in multiples of $25,000 on five days notice from us.  This description of the Share Issuance Agreement is qualified in its entirety by reference to the Share Issuance Agreement which is an exhibit hereto.  Through January 18, 2012 we have received $1,3500,000 under the Share Issuance Agreement and have issued or are obligated to issue a total of 2,767,676 shares.

Off-balance Sheet Arrangements.

There were no off-balance sheet arrangements as of December 31, 2012 and March 31, 2012.

Contractual obligations.

Under the executed agreement with Endurance Gold Corporation and Endurance Resources on April 20, 2012, the Company is required to pay $85,000 to Endurance in installments through December 31, 2014.  As of December 31, 2012, the Company has paid $15,000.  Installment payments are either to be made on or before the following dates:

Currently due	$20,000
December 31,2013	20,000
December 31,2014	30,000
Total	$70,000

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer who is also our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of December 31, 2012 because we do not have sufficient staff to segregate responsibilities.  We plan to seek to correct these deficiencies at such time as our operations require additional personnel, but we do not believe this will occur in the foreseeable future.

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

During November 2012, the Company issued Advance Notices to AGH for $100,000 which has been included in Stock Subscriptions Receivable. The Company issued 222,222 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

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

LIBERTY GOLD CORP
(Name of Registrant)

Date: January 29, 2013	By:	/s/ Lynn Harrison
Name: Lynn Harrison
Title: President and Chief Executive Officer (Principal executive, financial officer and accounting officer)