Form 10-K
period 2013-03-31
Liberty Gold Corp.
filed 2013-07-16
CIK 1459697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.:333-16135

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

Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes [X] No [  ]   (2) Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013:  $ 68,750,000

The number of shares of the registrant’s common stock outstanding as of June 30, 2013: 88,416,287.

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

ITEM 1.  BUSINESS.

History

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

Our Business

We are an exploration state company focused on exploration, production and development of gold and precious metals in the United States.

Business Strategy

Liberty Gold’s ongoing property acquisition strategy targets regions with proven gold and silver resources and industry-friendly business environments.

Our project portfolio currently includes the Domestic Portfolio in Arizona and the McCord Creek Property in Alaska.

Our Mineral Properties

Alaska mineral properties

Acquisition

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

Location / Access:

The claims consists of a total of approximately 2,218 acres and numbered ADL703865 through ADL703878 inclusive in the Livengood Area of Alaska.

Access is off Elliot Highway, either by hiking or ATV for 2.5 miles.

The following is a map of the property:

Geological Description / Mineralization:

REGIONAL GEOLOGY

The McCord Creek property lies within the Livengood tectonostratigraphic terrane, an east-west trending belt of rocks bound to the north by the Tintina Fault, and to the south by the Yukon-Tanana terrane.  The Livengood terraine is characterized by Neoproterozoic to locer Paleozoic marine sedimentary, volcanic, and terrigenous clastic rocks and structurally interleaved ophiolitic rocks, all of which are highly deformed and weakly metamorphosed.  Locally these are intruded by Mesozoci dikes, stocks and plutons: compositions generally range from monzonite to diorite but rarely include syenite.

LOCAL GEOLOGY

Detailed geologic mapping has been completed in the south portion of the Livengood A-3 quadrangle.  The oldest rocks in the area include rocks of the latest Proterozoic to early Poleozoic Amy Creek Assemblage.  This is a mixed sedimentary unite consisting of primarily of siliceous mudstone, chert, conglomerate/breccia, argillite, sandstone, siltstone and shale in decreasing abundance.  Stratigraphically overlying the Amy Creek Assemblage is an early Cambrian ophiolite assemblage consisting largely of greenstone and serpentinite with local lenses of metagabbro, cherty and volcaniclastic rocks.  Serpentinite is generally most common in the lower portion of this sequence, whereas chert or volcaniclastic rocks are generally most common in the upper portion of this sequence.  Crosscutting dikes and irregular instructions of metagabbro are also found locally.  Greenstone is the most abundant lithology and consists predominantly of aphanitic to fine-grained, massive greenstone variable altered to mixtures of quartz, clinozoisite, carbonate, chlorite, opaques, epidote, actinolite, sericite and albite.  Serpentinite is characteristically waxy green to black in appearance and contains numerous serpentine. And magnetite veins.  Locally the serpentinite unit is altered to mixtures of talc, quartz, magnesite, chlorite, fuchsite and iron or manganese oxides.  The “Cascaden Ridge Unit”, a mixed sedimentary unit consisting of Middle Devonian sandstone, shale and conglomerate, stratigraphically overlies the Cambrian ophiolitic rocks.

PROPERTY GEOLOGY

Geologic mapping has not been completed on the McCord Creek property, however, it is reasonable to assume, based on the known east-west structural grain in the region, and on observations of limited rubble crop on the property, that map units located just west of the property also underlie the property.  This assumption is further supported by east-northeast trending total field aeromagnetic anomalies, and by satellite photo linear feature, which suggest continuity of geological features controlling drainage and vegetation patterns in the area.

Based on this information, and on circumstantial evidence derived from soil geochemistry (see below), an interpretive geologic map was compiled for the McCord Creek property area. Most of the rocks underlying the property consist of chert and lesser siliceous mudstone believed to correlate with of the upper Amy Creek Assemblage. Much of the chert is brecciated and oxidized, locally giving rise to formation of gossanous material. Dark gray mudstone is characterized by hackly fracture and numerous hairline quartz veinlets. Both units are extensively silicified, and locally contain larger quartz veins up to a few centimeters in thickness. A major thrust fault, or fault zone, extending up the south fork of McCord Creek separates the Amy Creek Assemblage rocks, which underlie the north portion of the property, from Cambrian ophiolitic rocks, which underlie the southern portion of the property. This thrust fault is believed to represent the strike extension of the basal thrust fault found further west in the Amy Dome area. Cambrian ophiolitic rocks in the area are thought to be analogous to those found to the west, and likewise are tentatively subdivided into lower and upper sequences. The older serpentinite sub-unit is positioned to the south, and structurally above the younger greenstone sub-unit to the north. Based on soil geochemical data, a proposed geologic model of the property area places klippe (or thrust slivers) of Cambrian ophiolitic rocks on Camp Ridge and on the spur ridge trending from there towards the southwest, located in Sec.’s 19-20. This spur ridge, as well as much of the area southeast of the proposed thrust zone, is characterized by broad zones of relatively anomalous Ni, Cr, Mg and Fe in soils, suggestive of mafic rock origin. The geologic model further suggests the southeast portion of the property may be underlain by Devonian assemblage rocks. Devonian rocks have not been documented on the property, however, Devonian volcanic rocks or intrusive dikes rocks are thought to exist in the vicinity. For example, float of chert cut by a thin aphanitic rhyolite dike was found on the ridge in southeast Sec. 7, just west of the McCord Creek property

 Most of the auger soil samples were collected using the standard auger sampling method and a Badger auger equipped with a 5ft flight and flight extensions (Figure 18). This method involves drilling a 3inch diameter vertical hole to the B or C horizons; typically the sample is collected from the C horizon. Determination of the C horizon is based largely on a dramatic increase in the proportion of rock chips present in the soil as it is extracted during drilling, and on the lithological consistency of the chips. A large proportion rock chip with consistent lithology on the lower portion of the flight is a good indicator of the C-horizon. Otherwise, it is based mostly on the “feel” of how well the bit is penetrating the subsurface, and whether a hard interface (bedrock) has been reached. Sample depth is determined by measuring the depth directly from the length of the flight(s) below the surface level. A clean tarp or plastic sheet is then placed under the auger flight and used to capture the sample as it is scraped off of the lower portion of the flight. The preferred sample medium consists of silt and clay-size material; optimal sample size is a ‘ball’ of material approximately 5inches in diameter. Typically the sampling procedure does not produce a sufficient volume of acceptable material with one pass, and the hole must be re-entered and drilled deeper to obtain additional material. Rocky sites are particularly difficult to obtain sufficient material from one drill hole and often require drilling multiple closely spaced drill holes. Once a sufficient volume of soil is collected, it is carefully placed in a cloth or olefin sample bag. After collection of the sample, the auger flight is cleaned off using moss or rags.

Additional data which is gathered at each sample site includes a GPS waypoint and the sample number, depth, color and material type (silt, clay, etc…), proportion of organics in the sample, a brief soil profile description, presence of frozen ground, and general site characteristics (slope direction, type of vegetation, etc…). Finally, a small representative rock chip or ‘lith’ sample is collected from excess material derived from the bottom of the auger hole. This sample is later washed and examined in detail to map out the bedrock geology.

The soil samples were analyzed for gold using an ultra-trace analytical method (combination of ICP-MS and ICP-AES) which provided very low detection limits for gold (0.0002ppm) and other elements. A suite of forty-nine trace elements, including silver, aluminum, arsenic, boron, barium, beryllium, bismuth, calcium, cadmium, cerium, cobalt, chromium, copper, iron, gallium, germanium, hafnium, mercury, indium, potassium, lanthanum, lithium, magnesium, manganese, molybdenum, sodium, niobium, nickel, phosphorus, lead, rubidium, rhenium, sulfur, antimony, scandium, selenium, tin, strontium, tantalum, tellurium, thorium, titanium, thallium, uranium, vanadium, tungsten, yttrium, zinc, and zirconium, was included in the analysis.

 The locations of 439 soil samples collected on the McCord Creek property, and their corresponding gold values, are shown on the thematic geochemical map of Figure 21. Twenty two additional thematic geochemical maps for other selected elements are shown are shown in Appendix 1. Gold values ranged from less than detection (0.0001ppm) to 0.0762ppm, with the exception of sample 960526, which returned an unqualified gold value of greater than 0.1ppm (overlimit). Unfortunately, after initial analysis of this sample by ICP-MS, remaining sample material was insufficient to complete the secondary analysis using ICP-AES. For the plotting purposes, this sample was arbitrarily assigned the upper detection value of 0.1ppm

The thematic geochemical maps highlight several different soil anomalies, characterized by distinct shapes, trends and elemental suites. The patterns which emerge include wide belts, narrow belts, linear, broad, and those anomalies which are isolated and/or irregular (this last category includes anomalies which are located along the edge of the soil grid, and therefore have unknown shapes and are open). Anomalies associated with multiple significant gold values (using an arbitrary threshold of > 0.01ppm gold) include 1, 2, 3, 4, 6, 12A and 12B. The other anomalies shown in Figure 22 have an uncertain relationship, if any, to gold mineralization. However, the aerial distribution of these anomalies may prove useful for interpretation of the bedrock geology in the area

Anomaly 1: This anomaly is considered to be the most significant gold-in-soil anomaly on the map, and was discussed in the previous report (Adams, 2012). It is a wide belt-like, northeast-trending anomaly which contains some of the highest gold values, and is open towards the northeast. This anomaly is roughly parallel, and in close proximity to, the suspected fault zone trending up and sub-parallel to upper McCord Creek. Anomaly 1 is also a multi-element anomaly with a very diverse suite of anomalous elements. Included are anomalous Au-As-Pb-Mo-Bi-U-Nb-Hg-Te-Ni-Th-K. Some of the soil sample notes for samples in this area describe breccias, quartz veins and chert breccias. The unique elemental suite is not indicative of any one specific mineralization type gold mineralization. Although the occurrence of local mercury and tellurium are suggestive of a possible epithermal environment, the general absence of anomalous Ag-Sb runs counter to this argument, not to mention the presence of anomalous Bi-Mo (generally associated with deeper environments). Likewise, the presence of anomalous Ni suggests the possible presence of mafic host rocks, however, anomalous Cr is lacking, and the presence of anomalous U-Nb-Th-K has known affinities with felsic igneous host rocks (although none have been documented on the property). Perhaps the most significant feature of Anomaly 1 is the coincidence of anomalous gold and arsenic, which is a characteristic feature of mineralization at the Money Knob gold deposit. One interpretation is the presence of a combination of host rocks, including chert, mafic volcanic and felsic igneous rocks. Fault emplacement of slivers of mafic volcanic rocks within the chert sequence, cut by late felsic dikes, could result in this configuration. Fault zones along the contacts of these units could provide fluid pathways, and result in dispersion of Hg-Te around fault-controlled mineralization. The new sampling completed in 2012 allowed for the extension of Anomaly 1 further towards the northeast, and better defined this anomaly as a northeast-trending belt. Noteworthy are five anomalous gold values on the north end of line 445,500E, near the center of Sec. 9. Although these samples occur within Anomaly 1, as well as within Anomalies 10 and 13, they are also located near the bottom of a north-trending gulley, and therefore may be influenced by alluvial processes. </Normal>

Anomaly 2: Anomaly 2 was also discussed in the previous report (Adams, 2012). This anomaly is categorized as an isolated anomaly, with inclusive as well as adjacent, widely dispersed anomalous gold values in close proximity. The confines of Anomaly 2 are also characterized by anomalous Cu-Ni-Cr-Fe-Th-Nb. The presence of anomalous Ni-Cr-Fe suggests the possible presence of mafic igneous host rocks, although none have been documented here. The presence of Th-Nb is more indicative of the possible presence of felsic igneous rocks (as with Anomaly 1).

Anomaly 3: Anomaly 3 is a newly recognized soil anomaly, largely defined by the presence of anomalous As, and only containing a few gold-anomalous samples. This anomaly is prioritized because of the Au-As association (an earmark of gold mineralization at the Money Knob gold deposit), and because of proximity to a possible northwest-trending fault (postulated on the basis of a linear satellite photo image, and the presence of known northwest-trending, high-angle faults in the Amy Dome area just to the west).

Anomaly 4: Anomaly 4 is a newly recognized soil anomaly located in the southwest corner of the sample grid which is open towards the west and south and overlaps Anomaly 11, a broad anomaly encompassing much of the area south of McCord Creek. Anomaly 4 is characterized by the presence of anomalous Ni-Cr-Mg-Fe-Co-Cu-Th-Nb-K, a suite which is largely copacetic with host rocks of mafic igneous origin. Mafic igneous rocks were found in rubble along the ridgeline located immediately north of these sample locations and just west of Peak 1,347’. The anomaly also contains a few anomalous gold values. The presence of anomalous Th-Nb-K suggests there is also a felsic igneous component in this area, but this appears to be part of a widespread phenomenon (Anomaly 11), which occupies the entire southwest portion of the sample grid. Anomaly 11 appears to be bounded on the north by the suspected fault zone which tracks along the south fork of McCord Creek. Anomaly 4 does not appear to be bound by this fault zone, although this far from definitive due to sparse data in this area.

Anomaly 6: Anomaly 6, located near the west edge of the property, and is open towards the north. The anomaly is characterized by anomalous Au-Ag-Ni-Co, and was mentioned in the previous report. At this time there is no apparent geologic explanation for this anomaly, however, it is noteworthy that it is located on the southwest strike projection of Anomaly 1, and that a small piece of felsic igneous dike rock was found in float just uphill from here (north of the property line).

Anomaly 12A: Anomaly 12A is a northeast-trending linear anomaly thought to be related to the proposed fault zone forming the boundary between late Precambrian-early Paleozoic Amy Creek sequence rocks to the north, and Cambrian ophiolitic rocks to the south. The anomaly is characterized by anomalous Au-Pb-Sb-As-Te, which is a suite compatible with low temperature (epithermal?), fault-related mineralization. For unknown reasons, anomalous gold values contributing to this anomaly are only present along the southwest portion of the proposed fault zone, where it has a more westerly orientation.

Anomaly 12B: Anomaly 12B is another linear anomaly feature which merges with Anomaly 12A, and is also thought to be fault-related. The anomaly is characterized by anomalous Hg values and couple anomalous gold values on the south end of line 443,100E, near the southwest corner of the grid. These particular samples correspond with a strong red-orange color anomaly visible on a satellite image.

A statistical evaluation of the McCord Creek property soil geochemical data was completed by Minehane (2012). The evaluation consisted of compilation of basic statistics and analysis of variance, plotting of normal probability, and cluster and factor analysis. Histograms and normal probability plots were used to determine normal or Gaussian distribution. These, in combination with scatter plots, were then used to determine which variables should be assigned log transform values. Variables (elements) with high variance for raw data included gold, barium, chromium, manganese, nickel and phosphorous; variables with high variance for log transform values included calcium, halfnium, sulfur, thorium and tungsten. Paired correlation coefficients were calculated for most of the elements analyzed. The results indicate weak to moderate correlations for Au-Ag and Au-W (0.23 and 0.24, respectively); weak correlations were found for Au-As, Au-Sb, and Au-Mo. Silver has a very strong correlation with tungsten (0.78), and moderately strong correlations with copper and lead (0.29 and 0.22, respectively). This suggests that gold, by virtue of its association with silver, might also be expected to have a weak association with copper and lead.

Cluster analysis was performed once using all valid elements, and again after removing “extraneous” elements. With all valid elements used, the analysis indicates five primary clusters (or element groups, including Ba-Mn-P-Fe, Cd-Cs-Mo-Sn, Ni-Cr-Co-Sr-Zr, Ga-Sc-U, and Pb-La. Removal of extraneous elements yielded four primary groups, including Ba-Mn, Cd-Mo, Co-Cr-Ni, and Ga-Sc. Graphic representation indicates that gold and silver form subset links tied to arsenic. The cluster analysis also suggests that seven or eight factors may be required for the factor analysis.

For the factor analysis, the data was run starting with a factor of four, and loading coefficients were calculated for each element for each factor. Two analyses were performed, including one with all elements, and one with extraneous elements removed. Gold only showed as a significant factor in the fifth factor when extraneous elements were removed. In the fifth factor, gold is associated with silver, cobalt, copper, barium, molybdenum, selenium and chromium. Both analyses consistently place Ni-Cr-Co in the first factor, which is not surprising considering the presence of mafic rocks in the area. However, this finding is interesting considering the fact that many (if not most) of the samples were collected in areas thought to be underlain by Amy Creek assemblage chert. This supports the suggestion that the thrust sheet of mafic rocks currently located south of the McCord Creek fault once extended further north before removal by erosion.

Factor scores were calculated for all each factor group determined in the factor analysis. However, only the fifth factorial factor five scores are shown here (Figure 23). This data suggests a moderately strong northeast trend which coincides with Anomalies 1, 2, 14 and 17. As mentioned previously, this trend is sub-parallel to the proposed McCord Creek fault zone, and therefore may represent an analogous structural feature, ie, a parallel thrust or splay, or a thrust zone at the base of a klippe.

Background / Work Completed to date / Current Condition

The property is an early stage exploration gold property.  The property consists of 33 state of Alaska mining claims (5,280 acres) held by Endurance Gold Corporation (hereinafter “Endurance”).  During June 2012, Endurance staked additional mining claims, which more than doubled the size of their existing claim block.

Exploration on the McCord Creek property consisted of a first-pass surface sampling program completed during 2011, and a follow-up surface sampling program during 2012. The 2011 program completed grid-based soil sampling in the central portion of the property, and the 2012 program completed extended the grid-based soil sampling to cover most of the current property position. A minimal amount of prospecting and rock sampling has been completed on the property. During 2011, a total of 167 soil samples and 31 rock samples were collected; in 2012 a total of 272 soil samples and 42 rock samples were collected. To date, a grand total of 439 soil samples and 73 rock samples have been collected on the property. All samples were analyzed for gold and a suite of trace elements, and assay results were evaluated using statistics and by plotting thematic geochemical maps.

Grid-based soil sampling was completed using a sample spacing of 100m along north-south lines, with a line spacing of 200m. The locations of the 439 soil samples collected during 2011-2012 are shown in Figure 16. Most (428) of the soil samples were collected using power augers, however, a few sample sites near the summit of Camp Ridge, were more amenable to the shovel-method. One hundred twenty three sites were frozen. Sample depths ranged from 10 inches to 106 inches. The soil samples were collected from the B and C horizons.

No modernization of the property has been performed by Liberty Gold Corp.

Plant / Equipment / Improvements

Currently, there are no physical improvements, equipment, or roadways either on the surface or subsurface of any of the claims.

There are no exploration activities currently underway.

To date, the Company has spent approximately $354,690 in exploration costs and has accepted a note payable for $85,000 to acquire the claims and maintain the leases on the property.  The Company expects to make annual expenditures of approximately $250,000 until such time as new exploration activities begin at which time the annual expenditures should be approximately $1,000,000 million.

The property has two natural water sources and all power is by portable source such as a generator.

Known Reserves

The property has no reserves as defined in accordance with Industry Guideline 7.  Based on prior explorations, the Company believes there to be significant mineralization and intends to undertake an exploration program to prove the reserves and take the properties to “feasibility” and ultimately, production.

Governmental Regulations and Environmental Compliance

Any trenching, drilling, or other mineral exploration activities causing significant ground disturbance on the property will require a Hardrock Exploration permit which may be obtained from the Alaska Department of Natural Resources Division of Mining.  This permit is reviewed by the Corps of Engineers and other State, Federal and local government agencies before approval.  There currently are no unusual social, political or environmental encumbrances to mining on the property.

Arizona Property

Acquisition

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

On July 18, 2011, we entered into a second Asset Purchase Agreement (“APAAR2”) with Precious Metals Exploration Corp., an unaffiliated seller with offices in Sweden (the “Seller”), for the purchase of an undivided 100% interest in 2 patented claims and 5 federal claims comprising roughly 134 acres in Mohave County, Arizona.  The Purchase Price was $674,022 payable in installments in the twenty months following the closing.  In February of 2013, the asset purchase agreement was extended to January 2014 in exchange for a payment of $60,000 to be made in installments of $20,000 each in January, April and August 2013.  During the one year extension the Company will continue to pay the $4,188.44 per month as before.  Management believes these properties to be promising prospects.

Location / Access:

The APAAR1 property claim consists of 2 patented claims, 6 federal claims and 25 prospects comprising 660 acres near Kingman, Arizona.  In addition 25, prospect each representing 20 acres adjacent to these claims.

The APAAR2 consists of 2 patented claims and 5 federal claims comprising roughly 134 acres in Mohave County, Arizona.

The mines are located in the Cerbat Mountain range in Mohave County.

The old county mining road, adj Stockton Hill Road, Kingman, AZ. Provides access by All Terrain vehicle (ATV) currently.

The following is a map of the property:

County of Mohave, Arizona
Geographic Information Systems

ARS Indium and Gallium vein assays.

6598 feet of veins assayed
Indium 814 ppm
Indium 73 ppm Gallium 84 ppm
Wire gold indium vein Top
330-02-012
Indium 418 ppm in outcrop
Shooting Star Vein float
330-03-007
Section 5
Earl upmost
T22N R17W
Section 4
Indium 821 ppm Indium Corp. as
Indium 508 ppm
S. star above adit X
Wire gold indium vein Discovery
330-02-009
Indium 722
Indium 780 ppm
Indium 333 ppm
S Star Shaft
Earl trench
Indium 83 ppm
Indium 789 ppm
Wire gold indium vein Ore pile
Banner adit
330-02-007
Gallium 622ppm Indium 75 ppm
Shooting Star at road
330-02-008
Gallium 128 ppm
Wire gold indium vein Bottom
330-03-004
330-02-010

Populated Places
Incorporated Cities
Centerline
Railroads
Tax Parcels
2
0
Township/ Range
Sections
Federal Lands
Indian Reservations BIA
National Monument NPS/BLM
National Park NPS
National Recreation Area NPS
Wilderness Area BLM
Wilderness Study Area NPS
Land Ownership
Arizona Game and Fish
AZ State Trust Land
Bureau of Land Management
Bureau of Reclamation
National Wildlife Refuge
Indian Allotments
National Forest
Military Reservation
Parks and Recreation
National Monument
Waterbodies
2007 0.4-ft Mohave Channel
2007 0.4-ft Valle Vista
2005 1-ft (Lake Havasu City Area)
2005 0.25-ft (Lake Havasu City)

0 500 1000 ft.

Scale: 1:6,000

Map created on: Mar 8, 2010

Map center: 35° 19' 30.6" N, 114° 6' 39.0" W

N W E S

This map is a user generated static output from Mohave County Interactive Map Viewer and is for general reference only. Data layers that appear on this map may or may not be accurate, current, or otherwise reliable. THIS MAP IS NOT TO BE USED AS A LEGAL DOCUMENT, FOR PROPERTY DESCRIPTIONS, OR DETERMINATION OF LEGAL TITLE, AND SHOULD NEVER BE SUBSTITUTED FOR SURVEY OR DEED INFORMATION. The user agrees to comply with the Limitation of Use, and Assumption of Risk as stated in the full disclaimer at http://mcimv.co.mohave.az.us/imf/sites/moh_test/jsp/launch.jsp

Geological Description / Mineralization:

This district was started in the early 1870’s.  It is a gold mining area located about 35 miles North of Mineral Park in the southern portion of the White Hills, Cerbate Range, and northern portion of Mohave Co.

The mineralization is contained in large, gold-bearing quartz dikes.  The veins are mesothermal in nature in Pre-Cambrian granite and schist.  The gangue is quartz with locate siderite.

The following mineral list contains entries from the region specified including sub-localities:

Albite	Galena	Muscovite
Ankerite	'Garnet'	var: Sericite
Baryte	Gold	Pyrite
Calcite	Hematite	Quartz
var: Ferroan Calcite	var: Specularite	var: Milky Quartz
Cerussite	'K Feldspar'	Scheelite
Chalcopyrite	'Limonite'	Siderite
'Chlorite Group'	Magnetite	'Tourmaline'
Chrysocolla	Malachite	Vanadinite
'Copper Stain'	'Mica Group'	'Wolframite'
Cuprite	Microcine	Wulfenite
'Feldspar Group'	Molybdenite	Zircon
Fluorite	Mottramite

Background / Work Completed to date / Current Condition

During the last few years ARS mining has conducted a preliminary investigation to determine the possible reserves contained in its patented and federal mining claims.  During this exploration project, the property was mapped and assayed on all visible surface veins, outcrops and the positions of 16 tunnels, 17 shafts and 4 tranches along 10 of the major veins and recording of the locations by G.P.S.

No modernization of the property has been performed by Liberty Gold Corp.

Plant / Equipment / Improvements

Currently, there are no physical improvements, equipment, or roadways either on the surface or subsurface of any of the claims.  A production mill is set for construction on the private patented land.

There are no exploration activities currently underway.

To date, the Company has spent approximately $102,145 in cash and accepted notes payable in the amount of $1,284,072 to acquire the claims and maintain the leases on the property.  The Company expects to make annual expenditures of approximately $250,000 until such time as new exploration activities begin at which time the annual expenditures should be approximately $1,000,000 million.

The property has two natural water sources and all power is by portable source such as a generator.

Known Reserves

The property has no reserves as defined in accordance with SEC Industry Guide 7.  Based on prior explorations, the Company believes there to be significant mineralization and intends to undertake an exploration program to prove the reserves and take the properties to “feasibility” and ultimately, production.

Governmental Regulations and Environmental Compliance

Liberty Gold has an approved Federal Mining Notice for further exploration and development on the property.  As it is privately-owned property, it is exempt from BLM Mining Notices and Federal Mining Plans.

Competition

We compete with other companies for financing and for the acquisition of new gold supply. Many of the gold exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of gold properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to afford more geological and other technical expertise in the targeting and exploration of gold properties. This competition could result in competitors having properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could have an adverse impact on our ability to achieve the financing necessary for us to conduct further exploration of our acquired properties.

We will also compete with other junior gold exploration companies for financing from a limited number of investors that are prepared to make investments in junior gold exploration companies. The presence of competing junior gold companies may have an adverse impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the gold properties under investigation and the price of the investment offered to investors.

Intellectual Property

We do not own any copyrights, patents or trademarks.

Internet Website

www.libertygoldcorp.com

Research and Development Costs During the Last Two Fiscal Years

We have not spent any money on research and development in the past five years and we do not plan to make any such expenditures in the foreseeable future.

Reports to Security Holders

The Company files reports, including quarterly and annual reports, with the Commission pursuant to Section 12(b) or (g) of the Exchange Act.  These reports and any other materials filed with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The Company files its reports electronically with the SEC.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The address of that site is http://www.sec.gov.

Item 1A.  Risk Factors.

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  If any of the following risks actually occurs, our business, financial condition, and/or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  You should only purchase our securities if you can afford to suffer the loss of your entire investment.

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

As of March 31, 2013, we had cash of $3,091 and we estimate that such cash reserves were not sufficient to fund our daily operations. To fund our daily operations we needed to raise additional capital or employ other financing alternatives.  No assurance could be given that we would have received additional funds required to fund our daily operations.  In addition, in the absence of the receipt of additional funding we would have been required to scale back current operations or cease operations completely.  In part, because of these obvious financial pressures and the unlikelihood of obtaining significant funding, we opted to change our line of business.

We have incurred losses to date and have not produced any gold or other precious minerals or metals.

For the fiscal year ended March 31, 2013 we incurred losses of $636,297.  We have relied on equity investments to fund operations, but unless we become profitable, these may become more difficult to secure.

We have limited operating history and if we are not successful in growing our business, we may have to scale back or even cease our ongoing business operations.

We have a limited history as a mineral exploration and mining company; we are engaged in the search for mineral deposits (reserves).   Since we are in neither the development or production stages, we are considered to be in the exploration state. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.

We may be unable to generate revenues or operate on a profitable basis.

We are in the exploration state and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration state. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

We cannot guarantee that the funds required for exploration and development can be obtained. The marketability of any gold acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately foreseen or predicted, such as market fluctuations, the global marketing conditions for gold, the proximity and capacity of milling facilities, mineral markets, and processing equipment, and such other factors as government regulations, including regulations relating to royalties, allowable production, importing and exporting minerals, and environmental protection.

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

It will be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We will need to hire additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley's internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain. We will also incur additional costs of up to $10,000 per year and work associated with preparing our evaluation report of internal control over financial reporting for our next Form 10-K and annual reports. The work associated with preparing our evaluation report of internal control over financial reporting includes our management assessing the effectiveness of our internal control over financial reporting by using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework.

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

Lynn Harrison, director and CEO owns 22,100,000 (25.215%) of our issued and outstanding shares and is in a position to exercise substantial control over our affairs for the foreseeable future.

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

The sale of shares of our common stock which are not registered under the Securities Act, known as “restricted” shares, typically are effected under Rule 144.  At March 31, 2013 we had outstanding an aggregate of 87,412,500 shares of restricted common stock.  All of our shares of common stock, except those issued in the last six months, might be sold under Rule 144. No prediction can be made as to the effect, if any, that future sales of “restricted” shares of our common stock, or the availability of such shares for future sale, will have on the market price of our common stock or our ability to raise capital through an offering of our equity securities.

The sale of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.  In addition, any such sale or perception could make it more difficult for us to sell equity, or equity related, securities in the future at a time and price that we deem appropriate.  If and when this registration statement becomes effective and we become subject to the reporting requirements of the Exchange Act, we might elect to adopt a stock option plan and file a registration statement under the Securities Act registering the shares of common stock reserved for issuance there under.  Following the effectiveness of any such registration statement, the shares of common stock issued under such plan, other than shares held by affiliates, if any, would be immediately eligible for resale in the public market without restriction.

No Dividends

We never have paid any dividends on our common stock and we do not intend to pay any dividends in the foreseeable future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

ITEM 2.  PROPERTIES - OTHER

We currently lease space and services within a serviced office suite in Phoenix, Arizona for approximately $1,000 per month. The lease is for a term of 12 months.

Our leased premises are presently adequate for our needs.  However, if our business expands we may be required to seek larger premises. Management believes that other suitable premises are available at reasonable cost in proximity to our present offices.

ITEM 3.  LEGAL PROCEEDINGS.

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings that are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Since December 31, 2010, our common stock has traded on the Over the Counter Bulletin Board under the symbol “IBOS”.  On May 19, 2011 our symbol was changed to “LBGO”.  There were no trades during the fiscal year ended March 31, 2013

Reports to Shareholders

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

Holders

As of June 30, 2013, we had 10 shareholders of record and 88,416,287 common shares issued and outstanding.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None.

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

ITEM 6.  SELECTED FINANCIAL DATA.

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND REULTS OF OPERATION.

Forward-looking Statements

Statements made in this Form 10-K which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of LBGO. Such forward-looking statements include those that are preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in this Annual Report: general economic or industry conditions nationally and/or in the communities in which we conduct business; fluctuations in global gold and silver markets; legislation or regulatory requirements, including environmental requirements; conditions of the securities markets; competition; our ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors affecting our operations, products, services and prices.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward- looking statements speak only as of the date they are made. LBGO does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Overview

Liberty Gold Corp. (“LBGO”) was incorporated in the State of California on April 11, 2006 as IBOS, Inc.  It was converted into a C corporation, incorporated in the State of Delaware on March 5, 2009.  We were previously formed for the purpose of providing web-based comprehensive selection of electronic medical claims processing and collection solutions to the healthcare provider industry prior to April 5, 2011.  IBOS had minimal operations between April 1, 2011 and April 4, 2011.  On April 5, 2011, our management changed and we entered into the gold and precious metal business to engage in the exploration, development and production of mineral properties in the State of Alaska and Arizona.  The Company has selected March 31 as it fiscal year end.

Liquidity and Capital Resources

Liquidity

Our plan is to acquire potential mineral producing properties by paying the bulk of the purchase price in our stock and to fund our operations through the private sale of our stock.  We have acquired several properties to date, but cannot give any assurance that we will be able to successfully sell stock at levels to meet our obligations under our property acquisition agreements. We had only cash on hand of $3,091 at March 31, 2013.

On October 11, 2011, we executed a Share Issuance Agreement with American Gold Holdings, Ltd. (“AGH”) that allows us to sell our shares in Units each unit comprised of a share of our common stock and a common stock purchase warrant.  The issue price of the Unit will be the greater of $0.45 or 90% of our share price as determined under the agreement and the exercise price of the Warrants will be 130% of the price of the Unit and the Warrants will be of three years duration.  The Share Issuance Agreement commits AGH to purchase up to $15,000,000 of Units in tranches of no more than $1,000,000 each and in multiples of $25,000 on five days notice from us.  This description of the Share Issuance Agreement is qualified in its entirety by reference to the Share Issuance Agreement which is an exhibit hereto.  Through March 31, 2013 we have received $1,350,000 under the Share Issuance Agreement and have issued or are obligated to issue a total of 2,878,787 shares.

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2013 and 2012.

Results of Operations for the fiscal years ended March 31, 2013 and March 31, 2012

Revenues

The Company has not generated any revenues for the fiscal years ended March 31, 2013 and 2012.

Exploratory Costs

Operating Expenses

The Company expenses for fiscal years ended March 31, 2013 and 2012 were $428,196 and $300,020, respectively.  Operating expenses increased in 2013 due to directors’ salaries, consulting expenses, and increased operational activities.  We anticipate incurring further increased expenses once we increase exploration activities and will require additional funding to support our working capital needs.

Net loss for the year ended March 31, 2013 and 2012 was $636,297 and $709,477, respectively.

Financial Condition

Total assets.  Total assets at March 31, 2013 and 2012 were $1,405,029 and $1,334,016, respectively.  Total assets consist of cash, prepaid expenses, website, and mineral properties.

Total liabilities.  Total liabilities at March 31, 2013 and 2012 were $706,907 and $682,725, respectively.  Total liabilities at March 31, 2013 consist of accrued expenses of $26,675, shareholder loans of $28,356, current portion of note payable of $621,876 and long term portion of note payable of $30,000 due under the Mineral Property Purchase Agreement.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows.   Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Use Of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-lived Assets.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The report of the independent registered public accounting firm and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report.

Liberty Gold Corp. (An Exploration State Company) March 31, 2013 and 2012 Index to the Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets at March 31, 2013 and 2012	F-2

Statements of Operations for the Fiscal Year Ended March 31, 2013 and 2012 and for the Period from April 5, 2011 (Date of Entry into Exploration) through March 31, 2013	F-3

Statement of Stockholders’ Equity (Deficit) for the Period from March 31, 2010 through March 31, 2013	F-4

Statements of Cash Flows for the Fiscal Year Ended March 31, 2013 and 2012 and for the Period from April 5, 2011 (Date of Entry into Exploration) through March 31, 2013	F-6

Notes to the Financial Statements	F-7

Messineo & Co, CPAs LLC 2451 N McMullen Booth Rd - Ste. 309 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Liberty Gold Corp.

2415 East Camelback Road – Suite 700

Phoenix, AZ  85016

We have audited the accompanying balance sheet of Liberty Gold Corp. as of March 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from April 5, 2011 (inception) to March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Liberty Gold Corp. as of March 31, 2012 were audited by other auditors whose report dated July 16, 2012, expressed an unqualified opinion on those statements and included an explanatory paragraph describing substantial doubt about the company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Liberty Gold Corp. as of March 31, 2013, and the results of its operations and its cash flows for the year then ended, and for the period from April 5, 2011 (inception) to March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has accumulated comprehensive losses, negative cash flow from operating activities, and is still in the exploration state. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Messineo & Co. CPAs, LLC

Messineo & Co. CPAs, LLC

Clearwater, Florida

July 15, 2013

Liberty Gold Corp.
(An Exploration State Company)
Balance Sheets

	March 31, 2013	March 31, 2012

ASSETS
CURRENT ASSETS:
Cash	$3,091	$4,369
Stock subscription receivable	-	50,000
Prepaid expenses	6,138	5,375
Total Current Assets	9,229	59,744
‘
Website, net of accumulated amortization $0 and $0, respectively	26,728	-
‘
MINERAL PROPERTIES:
Mineral properties	1,369,072	1,274,272
Depletion, depreciation and amortization	-	-
MINERAL PROPERTIES	1,369,072	1,274,272

Total Assets	$1,405,029	$1,334,016

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current portion of mineral properties payable	$621,876	$654,319
Accrued expenses	26,675	-
Advances from stockholders	28,356	28,356
Common stock to be issued	-	50
Total Current Liabilities	676,907	682,725

MINERAL PROPERTIES PAYABLE, net of current portion	30,000	-
Total Current Liabilities	706,907	682,725
“
COMMITMENTS AND CONTINGENCIES (note 9)	-	-
“
LIBERTY GOLD CORP. STOCKHOLDERS' EQUITY:
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 250,000,000 shares authorized,
88,416,287 and 88,371,843 shares issued and outstanding, respectively	8,841	8,837
Stock payable	21,300
Additional paid-in capital	2,094,640	1,432,816
Accumulated deficit	(88,952)	(88,952)
Deficit accumulated during the exploration state	(1,337,707)	(701,410)

Total Liberty Gold Corp. Stockholders' Equity	698,122	651,291

NONCONTROLLING INTEREST	-	-

Total Liabilities and Equity	$1,405,029	$1,334,016

The accompanying notes are integral to the financial statements

On April 26, 2011 the Company affected a 50:1 forward stock split.

Liberty Gold Corp.
(An Exploration State Company)
Statements of Operations
			For the Period from
	For the Fiscal Year	For the Fiscal Year	April 5, 2011 (Exploration)
	Ended	Ended	through
	March 31, 2013	March 31, 2012	March 31, 2013

Revenues earned during the exploration state	$-	$-	$-

Cost of revenues:
Exploration costs	203,800	401,390	605,190

Total cost of revenues	203,800	401,390	605,190

Gross profit	(203,800)	(401,390)	(605,190)

Operating expenses
Officers' compensation	72,100	65,265	137,365
Professional fees	325,965	164,768	490,734
General and administrative expenses	30,131	69,986	100,117

Total operating expenses	428,196	300,020	728,216

LOSS FROM OPERATIONS	(631,996)	(701,410)	(1,333,406)
“
OTHER EXPENSE
Loss on currency exchange	4,301	-	4,301

Net loss from continuing operations	(636,297)	(701,410)	(1,337,707)

Discontinued operations

Loss from disposal of discontinued operations, net of taxes	-	(8,067)	-

Loss from discontinued operations, net of taxes	-	(8,067)	-

Comprehensive loss	$(636,297)	$(709,477)	$(1,337,707)

Net loss per common share
- basic and diluted
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	(0.00)	(0.00)
Total net loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	88,206,448	101,165,613

The accompanying notes are integral to the financial statements

On April 26, 2011 the Company affected a 50:1 forward stock split.

Liberty Gold Corp.
(An Exploration State Company)
Statements of Stockholders’ Equity
For the period from April 5, 2011 through March 31, 2013

						Deficit	Total Liberty
	Common Stock, $0.0001 Par Value			Additional		Accumulated during the	Gold Corp Shareholders'
	Number of Shares	Amount	Stock Payable	Paid-in Capital	Accumulated Deficit	Exploration Stage	Equity (Deficit)	Total Equity (Deficit)
Balance, March 31, 2010	124,100,000	$12,410	$ -	$45,998	$(38,096)	$-	$20,312	$20,312
Net loss					(42,789)	-	(42,789)	(42,789)
Balance, March 31, 2011	124,100,000	12,410	-	45,998	(80,885)	-	(22,477)	(22,477)
Common shares issued for mineral property acquisition in Alaska	500,000	50		-			50	50
Forgiveness of debt by former stockholders			-	30,545	-	-	30,545	30,545
Equity units inclusive one common share and one warrant issued for cash at $0.80 per unit on June 28, 2011	75,000	8	-	59,992	-	-	60,000	60,000
Common shares issued for mineral property acquisition in Arizona	500,000	50	-	-	-	-	50	50
Common shares issued for mineral property acquisition in Mexico	1,500,000	150	-	-	-	-	150	150
Equity units inclusive of one common share and one warrant issued for cash at $0.80 per unit between July 28, 2011 and September 9, 2011	712,500	71	-	569,929	-	-	570,000	570,000
Surrender of 40,000,000 common shares at $0.0001 par value on August 10, 2011	(40,000,000)	(4,000)	-	4,000	-	-	-	-
Common shares issued for mineral property acquisition in Alaska	500,000	50	-	-	-	-	50	50
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit between October 28, 2011 and November 12, 2011	666,666	67	-	299,933	-	-	300,000	300,000
Equity units inclusive of one common share and one warrant issued for cash at $0.99 per unit on December 15, 2011	101,010	10	-	99,990	-	-	100,000	100,000
Cancellation of common shares issued for property acquisitions in Mexico	(1,500,000)	(150)	-	-	-	-	(150)	(150)
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit between February 7, 2012 and February 8, 2012	555,556	55	-	249,945	-	-	250,000	250,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit March 21, 2012	111,111	11	-	49,989	-	-	50,000	50,000
Common shares issued for mineral property acquisition in Alaska	500,000	50	-	-	-	-	50	50
Shares issued for advisory board services	50,000	5	-	22,495			22,500	22,500
Net loss	-	-	-		(8,067)	(701,410)	(709,477)	(709,477)
(continued on next page)

(continued from previous page)
Balance, March 31, 2012 (Audited)	88,371,843	8,837		1,432,816	(88,952)	(701,410)	651,291	651,291
Cancellation of common shares issued for property acquisitions in Alaska	(1,500,000)	-150	-	-	-	-	(150)	(150)
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit April 23, 201	222,222	22	-	99,978	-	-	100,000	100,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit May 18, 2012	166,667	17	-	74,983	-	-	75,000	75,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit June 5, 2012	222,222	22	-	99,978	-	-	100,000	100,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit June 11, 2012	222,222	22	-	99,978	-	-	100,000	100,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit June 25, 2012	111,111	11	-	49,989	-	-	50,000	50,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit August 1, 2012	166,667	17	-	74,983	-	-	75,000	75,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit September 26, 2012	111,111	11	-	49,989	-	-	50,000	50,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit November 14, 2012	166,667	17	-	74,983	-	-	75,000	75,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit November 15, 2012	55,555	5	-	24,995	-	-	25,000	25,000
Shares issued for services	350,000	35	-	111,943	-	-	111,978	111,978
Repurchase of shares, June 18, 2012	(250,000)	(25)	-	(99,975)			(100,000)	(100,000)
Stock payable	-	-	21,300	-	-	-	21,300	21,300
Net loss	-	-	-	-	-	(636,297)	(636,297)	(636,297)
Balance, March 31, 2013 (Unaudited)	88,416,287	$8,841	$ 21,3000	$2,094,640	$(88,952)	$(1,337,707)	$698,122	$698,122

The accompanying notes are integral to the financial statements

On April 26, 2011 the Company affected a 50:1 forward stock split.

Liberty Gold Corp.
(An Exploration State Company)
Statements of Cash Flows
			For the Period from
	For the Fiscal Year	For the Fiscal Year	April 5, 2011
	Ended	Ended	(Exploration) through
	March 31, 2013	March 31, 2012	March 31, 2013

CASH FLOWS FROM OPERATING TIVITIES:
Net loss	$(636,297)	$(709,477)	$(1,337,707)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	111,978	22,500	134,478
Loss from discontinued operations, net of tax	-	8,067	-

Changes in operating assets and liabilities:
Prepaid expenses	(763)	(5,375)	(6,138)
Accrued expenses	(8,072)	-	(8,072)
Net cash used in operating activities	(533,155)	(684,285)	(1,217,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in disposal of discontinued operations	-	(7,574)	(7,574)
Purchases of mineral properties	(62,696)	(619,903)	(682,599)
Purchases of website	(26,728)	-	(26,728)
Net cash used in investing activities	(89,424)	(627,477)	(716,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders	-	28,356	28,356
Repurchase of common stock	(100,000)	-	(100,000)
Proceeds from sale of common stock	721,300	1,280,201	2,001,501
Net cash provided by financing activities	621,300	1,308,557	1,929,857

NET CHANGE IN CASH	(1,279)	(3,205)	(4,483)
Cash at beginning of period	4,369	7,574	7,574
Cash at end of period	$3,091	$4,369	$3,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Receivable from the sale of stock	$-	$50,000	$-
Common shares issued for acquisition of mineral properties	$-	$200	$200
Common shares to be issued for acquisition of mineral properties	$-	$50	$50
Forgiveness of advances from former stockholders to contributed capital	$-	$30,545	$30,545
Mineral properties purchased with debt	$85,000	$654,319	$739,319

The accompanying notes are integral to the financial statements

On April 26, 2011 the Company affected a 50:1 forward stock split.

Liberty Gold Corp.

(An Exploration State Company)

March 31, 2013 and 2011

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 3 regarding the assumption that the Company is a “going concern”).

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on reported losses.

Exploration State Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to exploration state companies. An exploration-stage company is an issuer that is engaged in the search for mineral deposits (reserves) which are not either in the development or production stage.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  The Company had $3,091 and $4,369 cash as of March 31, 2013 and 2012, respectively.

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Long-lived Assets

The Company follows ASC 360, Property, Plant, and Equipment for its long-lived assets. The Company’s long-lived assets, which include mineral properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Mineral Properties

The Company follows ASC, Extractive Activities 930 for its mineral properties.  Mineral properties and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  General exploration costs and costs to maintain rights and leases, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

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

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all general exploration costs, if any, are being expensed.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ending March 31, 2013 and 2012 totaled $28,356.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of March 31, 2013 and 2012.

Share-based Expense

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the periods ending March 31, 2013 and 2012 totaled $111,978 and $22,500 respectively.

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

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of March 31, 2013 and 2012.

Earnings (Loss) Per Share

Basic loss per share is computed in accordance with ASC Topic 260, Earnings per Share, by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At March  31, 2013 and 2012, the Company did not have any potentially dilutive common shares.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with ASC 830 “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into United States dollars at rates of exchange in effect at the balance sheet date.  Non-monetary items, including equity, are translated at the historical rate of exchange.  Revenues and expenses are translated at the average rates of exchange during the year.

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the exploration state at March 31, 2013, a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Website

Website and accumulated amortization are as follows:

	March 31,
	2013	2012

Website	$26,728	$-
Less: Accumulated amortization	-	-
Total website	$26,728	$-

Intangible assets with finite lives are amortized over their finite lives beginning when placed in service.  Amortization expense was $0 for the years ending March 31, 2013 and 2012.

Amortization expense for the years ended March 31, 2013 and 2012 was $0 and $0, respectively.

Note 5 – Mineral Properties

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

The claims consist of three separate blocks that are partially contiguous; the Indian claims (2 square miles – 32 state claims); the Aurora claims (1 square mile – 4 MTRSC state claims; conversions in- progress by the Alaska Division of Natural Resources): and the Rainbow claims (1 square mile – 4 MTRSC state claims). All claims are located on State of Alaska lands and are currently active and in good standing. The Rainbow, Indian and Aurora claims are collectively referred to as the RAI properties.

The claims are situated 80 air miles southeast of Fairbanks. Each claim block consists of active State of Alaska mining claims located in the Big Delta B-2 and B-3 1:63,360 Quadrangles.  Limited prospecting has found elevated gold and trace elements in a sporadic suite of rock and soil samples on the properties.

The Company expended  $150,890 in exploration and mine development work for the period from April 4, 2011 (date of acquisition) through March 31, 2013 towards the $300,000 in exploration and mine development work on the property over the three (3) year period as required under the PPA.

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

The Company paid off the entire $600,000 in installments for the period from July 18, 2011 (date of acquisition) through March 31, 2013. On October 17, 2011, the Company appointed an Advisory Board member for one (1) year, compensated with 100,000 common shares of the Company at the end of the year  of service.  As of March 31, 2013, 50,000 shares were granted to the advisor and the shares were valued at $0.45 per share or $22,500.

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

As of March 31, 2013, the balance due was $581,876 under the APAAR2 agreement.

We currently are working on a proposed program of exploration and development.  The mines are open-pit or underground.  The property is without known reserves and our proposed program is exploratory in nature.  The property currently does not have a plant or equipment, including subsurface improvements and equipment.  There is not source of power utilized with respect to the property.

Note 6 – Related Party Transactions

Advances from Stockholders and Former Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Advances from stockholders at March 31, 2013 and March 31, 2012 consisted of the following:

	March 31, 2013	March 31, 2012

Advances from major stockholder and officer	$28,356	$28,356

The major stockholder and officer advanced $28,356 to the Company and no repayment has been made for the period from April 5, 2011 (date of change in control) through March 31, 2013.

Note 7 – Stockholders’ Equity (Deficit)

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

On March 21, 2012, the Company issued an Advance Notices to and received the funds from AGH of $50,000. The Company issued 111,111 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.

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

(viiii) Warrants Issued on June 5, 2012

On June 5, 2012, the Company sold 222,222 Units consisting of (i) one share of the Company’s common stock and (ii) a warrant to purchase one share of the Company’s common stock exercisable at $130% of the price of the Unit per share expiring three (3) years from the date of issuance at $0.45 per Unit for the advances.The fair value of the warrant grant estimated on the date of grant uses the Black-Scholes Option-Pricing Model with the following assumptions:

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

For the fiscal year ended March 31, 2013, none of the warrants have been exercised.

Summary of Warrant Activities

The table below summarizes the Company’s non-derivative warrant activities through March 31, 2013:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, March 31, 2012	2,221,843	$0.59 - 1.29	$0.86	$281,042	$-

Granted	1,444,444	$0.59	$0.59	$212,127	$-

Canceled for cashless exercise	-	-	-	-	-

Exercised (Cashless)	-	-	-	-	-

Exercised	-	-	-	-	-

Expired	-	-	-	-	-

Balance, March 31, 2013	3,666,287	$0.59 - 1.29	$0.75	$493,169	$-

Earned and exercisable, March 31, 2013	3,666,287	$0.59 - 1.29	$0.75	$493,169	$-

Unvested, March 31, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of March 31, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.59 - 1.29	3,666,287	1.87	$0.75	3,666,287	1.87	$0.75

$0.59 - 1.29	3,666,287	1.87	$0.75	3,666,287	1.87	$0.75

Note 8 – Income Tax Provision

Deferred Tax Assets

At March 31, 2013, the Company has available for federal income tax purposes net operating loss (“NOL”) carry-forwards of $1,426,659 that may be used to offset future taxable income through the fiscal year ending March 31, 2033.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $485,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Components of deferred tax assets as of March 31, 2013 and 2012 are as follows:

	March 31, 2013	March 31, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	485,064	268,723

Less valuation allowance	(485,064)	(268,723)

Deferred tax assets, net of valuation allowance	$-	$-

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

Income Tax Provision

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year ended March 31, 2013	For the Fiscal Year ended March 31, 2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 9 – Commitments and Contingencies

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

Note 10 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, manage,ment is dominated by a single individual.. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2013.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended March 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

Changes in Registrant’s Certifying Accountant:

Previous Independent Registered Public Accounting Firm:

•

On July 19, 2012 the management of, Liberty Gold Corp. (the “Registrant’) dismissed its independent registered public accounting firm, Li & Company PC (“Li Co”).  This dismissal was approved by the Board of Directors of the Registrant on the same day. The reports of Li Co on the financial statements of the Registrant for the years ended March 31, 2011 and March 31, 2012 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles other than a going concern qualification in the notes thereto. The decision to change independent registered public accounting firms was made and approved by the sole member of the Board of Directors of the Registrant.

•

During the Registrant’s two most recent fiscal years and the subsequent interim periods through July 19, 2012, there were no disagreements with Li Co on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Li Co, would have caused it to make reference thereto in its reports on the financial statements for such years.

New Independent Registered Public Accounting Firm.

•

The Registrant has engaged Peter Messineo, CPA as its new independent certified public accounting firm to audit the Registrant’s financial statements effective July 19, 2012. Prior to such engagement, the Registrant did not consult such firm on any of the matters referenced in Regulation S-B Item 304(a)(2).

Previous Independent Auditors:

•

On January 10, 2013, the Company was informed that our registered independent public accountant, Peter Messineo, CPA, of Palm Harbor Florida (“PM”) declined to stand for re-appointment.  PM has merged his firm into the registered firm of Drake and Klein CPAs PA, as stated in (2) below.

•

Our Board of Directors participated in and approved the decision to change independent accountants. During the review of financial statements of the quarterly periods June 30, 2012 through September 30, 2012 there have been no disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PM would have caused them to make reference thereto in their report on the financial statements. Through the interim period January 10, 2013 (the date of decline to stand for re-appointment of the former accountant), there have been no disagreements with PM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PM would have caused them to make reference thereto in their report on the financial statements.

New Independent Accountants:

•

On January 10, 2013, the Company engaged Drake, Klein, Messineo, CPAs PA (“DKM”) of Clearwater, Florida, as its new registered independent public accountant. Prior to January 10, 2013 (the date of the new engagement), we did not consult with DKM regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by DKM, in either case where  written or oral advice provided by DKM would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Set forth below is the name and age of each individual who was a director or executive officer of Polar Petroleum as of the date of this annual report, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company
Lynn Harrison	50	CEO, President and Director
Bruce Walsham	76	Chairman and Director
Frank J. Hariton	63	Secretary

Lynn Harrison, CEO, President and Director served as the Project Manager to National Metals Technology Centre, from July 2009 until May 2010, where she was responsible for managing and developing the networks of special metals groups.  From October 2008 until July 2009, Ms. Harrison was the management assessor of The Skills Team. From March 2007 until October 2008 she was a consultant to various private and public clients.  Ms Harrison served as the Business Support Manager for the Doncaster Chamber of Commerce and Industry from July 2002 until February 2007.  From January 2000 until July 2002 she was the Financial Services Training consultant for Aviva (Norwich Union), a FTSE 100 company engaged in the insurance business.

Bruce Walsham, is an engineer with over 50 years of experience in the mining industry who has been a team member in discoveries of gold and other precious metals in Africa, the United States, Europe and Asia.  Since 2002 he has been President, CEO and a Director of Kansai Mining Corporation, a privately held company engaged in precious metal and mineral exploration in Venezuela and Kenya.

Fank J. Hariton, Secretary, is an attorney in private practice in New York State.  Mr. Hariton has been Secretary of Selga Inc., an OTCBB listed oil and gas exploration company, since 2011.  Mr. Hariton received his BA (1971) and JD (1974) from Case Western Reserve University.

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

Code of Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrong doing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11.  EXECUTIVE COMPENSATION.

Compensation of Executive Officers

We have paid executive compensation of $6,500 per month to Lynn Harrison, $3,000 per month to Bruce Walsham, and Frank Hariton receives a retainer of $2,000 per month as our securities counsel.

Compensation of Directors

We have not compensated any director for serving as such.

Employment Agreements

Mr. Walsham had entered into a consulting agreement with the Company which pays him $3,000 per month and awards him 50,000 shares every three months and under which he agreed to serve as a director.

Mr. Hariton has a written retainer agreement with respect to his acting as our securities counsel.

Termination of Employment

Either party may terminate employment any time by written notice to the other party. In addition, if the Consultant is convicted of any crime or offense, fails or refuses to comply with the written policies or reasonable directive of the Company, is guilty of serious misconduct in connection with performance hereunder, or materially breaches provisions of this Agreement, the Company at any time may terminate the engagement of the Consultant immediately and without prior written notice to the Consultant.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of June 30, 2013, the stock ownership of (i) each of our named executive officers and directors, (ii) all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

	Amount & Nature
Name and Address	of Beneficial	Percent
of Beneficial Owner	Ownership	of Class

Lynn Harrison	22,100,000	25.208%
80-83 Long Lane
London EC1A 9ET
80-83 Long Lane

Frank J. Hariton	-0-	-0- %
1065 Dobbs Ferry Road
White Plains, NY 10607
All officers and directors as a group (2 persons)	22,100,000	25.208

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

During the year ended March 31, 2013, we paid Mr. Hariton legal fees of $24,000, such being his usual and customary rate for the services provided to us as counsel.

Director Independence

Our sole director, who is also an officer, is not “independent” under Rule 400(a)(15) of the National Association of Securities Dealers listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal year ended March 31, 2013 and 2012, is set forth in the table below:

Fee Category	Fiscal year ended March 31, 2013	Fiscal year ended March 31, 2012
Peter Messineo, CPA:	$ 3,000	$ 0
Audit fees (1)	$ 0	$ 0
Audit-related fees (2)	$ 0	$ 0
Tax fees (3)	$ 0	$ 0
All other fees (4)	$ 0	$ 0
Total fees	$ 3,000	$ 0
DKM Certified Public Accountants:
Audit fees (1)	$ 2,000	$ 0
Audit-related fees (2)	$ 0	$ 0
Tax fees (3)	$ 0	$ 0
All other fees (4)	$ 0	$ 0
Total fees	$ 2,000	$ 0
Li and Company, PC
Audit fees (1)	$ 17,789	$ 20,000
Audit-related fees (2)	$ 0	$ 0
Tax fees (3)	$ 0	$ 0
All other fees (4)	$ 0	$ 0
Total fees	$ 17,789	$ 20,000

Audit Related Fees

None

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the Company’s tax compliance for fiscal year ended March 31, 2013 and 2012 was $0 per year.

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

Liberty Gold Corp.

July 16, 2013	By:	/s/ Lynn Harrison
Lynn Harrison
CEO (Principal Executive, Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lynn Harrison Lynn Harrison	Director, CEO and President	July 16, 2013