Form 10-Q
period 2013-06-30
Liberty Gold Corp.
filed 2013-11-05
CIK 1459697

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of September 23, 2013 there were 88,416,287 shares of common stock, $0.0001 par value per share, outstanding.

LIBERTY GOLD CORP.

(An Exploration State Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2013

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

Liberty Gold Corp.

(An Exploration State Company)

June 30, 2013 and 2012

Index to the Condensed Financial Statements

Contents                                                                                                                                                                                                                   Page(s)

Condensed Balance Sheets at June 30,2013 (Unaudited) and March 31, 2013 (Audited)..............................................................................F-2

Condensed Statements of Operations for the Three Months Ended June 30,2013 and 2012 and for the Period from

April 5, 2011 (Date of Entry into Exploration) through June 30,2013 (Unaudited)...........................................................................................F-3

Condensed Statement of Stockholders’ Equity (Deficit) for the Period from March 31, 2011 through June 30,2013

(Unaudited)...F-4

Condensed Statements of Cash Flows for the Three Months Ended June 30,2013 and 2012 and for the Period from

April 5, 2011 (Date of Entry into Exploration) through June 30,2013 (Unaudited)...........................................................................................F-6

Notes to the Condensed Financial Statements (Unaudited)...............................................................................................................................F-7

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An Exploration State Company)
Condensed Balance Sheets
	(unaudited)	(audited)
	June 30,2013	March 31,2013
ASSETS
CURRENT ASSETS:
Cash	$3	$3,091
Prepaid expenses	3,663	6,138

Total Current Assets	3,666	9,229

MINERAL PROPERTIES:
Mineral properties	1,369,072	1,369,072

WEBSITE	27,765	26,728

Total Assets	$1,400,503	$1,405,029

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts Payable	$25,830	$22,175
Accrued expenses	26,000	4,500
Advances from stockholders	28,356	28,356
Current portion of mineral property payable	$583,302	$621,876

Total Current Liabilities	663,488	676,907

MINERAL PROPERTIES PAYABLE, net of current portion	30,000	30,000

Total Liabilities	693,488	706,907

COMMITMENTS AND CONTINGENCIES (Note 9)	-	-

LIBERTY GOLD CORP. STOCKHOLDERS' (DEFICIT):
Preferred stock at $0.0001 par value: 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.0001 par value: 250,000,000 shares authorized,
88,416,287 and 88,416,287 shares issued and outstanding, respectively	8,841	8,841
Stock payable	90,000	21,300
Additional paid-in capital	2,094,640	2,094,640
Accumulated deficit	(88,952)	(88,952)
Deficit accumulated during the exploration state	(1,397,514)	(1,337,707)

Total Stockholders' (Deficit)	707,015	698,122

Total Liabilities and (Deficit)	$1,400,503	$1,405,029

See accompanying notes to the condensed unaudited financial statements

Liberty Gold Corp. (An Exploration State Company) Condensed Statements of Operations (unaudited)
	Three Months Ended	Three Months Ended	April 5, 2011 (Exploration) through
	June 30,2013	June 30,2012	June 30,2013

Revenues earned during the exploration state	$-	$-	$-

Cost of revenues:
Exploration costs	-	186,300	605,190

Total cost of revenues	-	186,300	605,190

Operating expenses
Officers' compensation	19,500	19,500	156,865
Professional fees	33,904	75,673	516,571
General and administrative expenses	6,193	6,896	106,310

Total operating expenses	59,597	102,069	779,746

LOSS FROM OPERATIONS	(59,597)	(288,369)	(1,384,936)

OTHER EXPENSE
Loss on currency exchange	(210)	-	(4,511)

Loss from continuing operations before income taxes	(59,807)	(288,369)	(1,389,447)

Income tax provision	-	-	-

Net loss from continuing operations	(59,807)	(288,369)	(1,389,447)

Discontinued operations

Loss from discontinued operations, net of taxes	-	-	(8,067)

Net Loss	$(59,807)	$(288,369)	$(1,397,514)
Net loss per common share
- basic and diluted
Total net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	88,416,287	88,617,484

See accompanying notes to the condensed unaudited financial statements

Liberty Gold Corp. (An Exploration State Company) Condensed Statements of Stockholders’ Equity
	Common Stock, $0.0001 Par Value
	Number of Shares	Amount	Stock Payable	Additional Paid-in Capital	Accumulated Deficit	Deficit Accumulated during the Exploration Stage	Total Liberty Gold Corp Shareholders' Equity (Deficit)
Balance, March 31, 2011	124,100,000	$12,410	$-	$45,998	$(80,885)	$-	$(22,477)
Common shares issued for mineral property acquisition in Alaska	500,000	50		-			50
Forgiveness of debt by former stockholders				30,545	-	-	30,545
Equity units inclusive one common share and one warrant issued for cash at $0.80 per unit on June 28, 2011	75,000	8		59,992	-	-	60,000
Common shares issued for mineral property acquisition in Arizona	500,000	50		-	-	-	50
Common shares issued for mineral property acquisition in Mexico	1,500,000	150		-	-	-	150
Equity units inclusive of one common share and one warrant issued for cash at $0.80 per unit between July 28, 2011 and September 9, 2011	712,500	71		569,929	-	-	570,000
Surrender of 40,000,000 common shares at $0.0001 par value on August 10, 2011	(40,000,000)	(4,000)		4,000	-	-	-
Common shares issued for mineral property acquisition in Alaska	500,000	50		-	-	-
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit between October 28, 2011 and November 12, 2011	666,666	67		299,933	-	-	300,000
Equity units inclusive of one common share and one warrant issued for cash at $0.99 per unit on December 15, 2011	101,010	10		99,990	-	-	100,000
Cancellation of common shares issued for property acquisitions in Mexico	(1,500,000)	(150)		-	-	-	(150)
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit between February 7, 2012 and February 8, 2012	555,556	55		249,945	-	-	250,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit March 21, 2012	111,111	11		49,989	-	-	50,000
Common shares issued for mineral property acquisition in Alaska	500,000	50		-	-	-	50
Shares issued for advisory board services	50,000	5		22,495			22,500
Net loss					(8,067)	(701,410)	(709,477)
Balance, March 31, 2012	88,371,843	8,837		1,432,816	(88,952)	(701,410)	651,291
Cancellation of common shares issued for property acquisitions in Alaska	(1,500,000)	-150		-	-	-	(150)
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit April 23, 201	222,222	22		99,978	-	-	100,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit May 18, 2012	166,667	17		74,983	-	-	75,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit June 5, 2012	222,222	22		99,978	-	-	100,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit June 11, 2012	222,222	22		99,978	-	-	100,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit June 25, 2012	111,111	11		49,989	-	-	50,000
(continued on next page)

(continued from previous page)
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit August 1, 2012	166,667	17		74,983	-	-	75,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit September 26, 2012	111,111	11		49,989	-	-	50,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit November 14, 2012	166,667	17		74,983	-	-	75,000
Equity units inclusive of one common share and one warrant issued for cash at $0.45 per unit November 15, 2012	55,555	5		24,995	-	-	25,000
Shares issued for services	350,000	35		,111,973	-	-	111,978
Repurchase of shares, June 18, 2012	(250,000)	(25)		(99,975)			(100,000)
Stock Payable			21,300				21,300
Net Loss	-	-	-	-	-	(636,297)	(636,297)
Balance, March 31, 2013	88,416,287	8,841	21,300	2,094,640	(88,952)	(1,337,707)	698,122
Stock Payable			68,700				68,700
Net Loss						(59,807)	(59,807)
Balance June 30, 2013 (Unaudited)	88,416,287	$8,841	$90,000	$2,094,640	$(88,952)	$(1,397,514)	$707,015

See accompanying notes to the condensed unaudited financial statements

Liberty Gold Corp.
(Formerly IBOS, Inc.)
(An Exploration State Company)
Condensed Statements of Cash Flows
(unaudited)
			For the Period from
	For the Three Months	For the Three Months	April 5, 2011
	Ended	Ended	(Exploration) through
	June 30,2013	June 30,2012	June 30,2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(59,807)	$(288,369)	$(1,397,514)

Adjustments to reconcile net loss to net cash used in operating activities
Loss from discontinued operations, net of taxes	-		134,478
Changes in operating assets and liabilities:
Prepaid expenses	2,474	(7,987)	(3,663)
Accounts payable	3,655	(8,095)	3,655
Accrued expenses	21,500	10,900	13,428
Current Portion of Mineral Property Payable	(38,574)	(7,435)	(38,574)
Net cash used in operating activities	(70,752)	(300,986)	(1,288,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposal of discontinued operations	-	-	(7,574)
Purchases of mineral properties	-	(27,565)	(682,599)
Website development	(1,037)	-	(27,765)
Net cash used in investing activities	(1,037)	(27,265)	(717,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholders	-	-	28,356
Proceeds from sale of common stock	68,700	475,000	2,070,201
Repurchase of common stock	-	(100,000)	(100,000)
Net cash provided by financing activities	68,700	375,000	1,998,557

NET CHANGE IN CASH	(3,088)	46,449	(7,571)
Cash at beginning of period	3,091	4,369	7,574
Cash at end of period	$3	$50,818	$3
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Subscription from the sale of common stock	$-	$-	$-
Common shares issued for acquisition of mineral properties	$-	$-	$200
Forgiveness of advances from former stockholders to contributed capital	$-	$-	$30,545
Mineral properties purchased with debt	$-	$85,000	$739,319

See accompanying notes to the condensed unaudited financial statements

Liberty Gold Corp.

(An Exploration State Company)

June 30, 2013 and 2012

Notes to the Condensed Unaudited Financial Statements

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

Amendment to the Certificate of Incorporation

On April 26, 2011, IBOS filed a Certificate of Amendment of Certificate of Incorporation, and (i) changed its name to Liberty Gold Corp. (“Liberty Gold” or the “Company”) upon the acquisition of certain gold mine properties; (ii) increased its total number of shares of all classes of stock which the Company is authorized to issue from One Hundred and Five Million (105,000,000) shares, inclusive of Five Million (5,000,000) shares of Preferred Stock, par value $.0001 per share, and One Hundred Million (100,000,000) shares of Common Stock, par value $.0001 per share, to Two Hundred Fifty Five Million (255,000,000) shares, inclusive of Five Million (5,000,000) shares of Preferred Stock, par value $.0001 per share, and Two Hundred Fifty Million (250,000,000) shares of Common Stock, par value $.0001 per share; and (iii) affected a 50-for-1 (1:50) forward stock split (the “Stock Split”).

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

The Company elected March 31 as its fiscal year ending date.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended March 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended June 30 2013 are not necessarily indicative of the results for the full fiscal year ending March 31, 2014.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  These reclassifications had no effect on reported losses.

Exploration State Company

The Company is a development stage company as defined by ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

An exploration-state company is an issuer that is engaged in the search for mineral deposits (reserves) and is neither in the development nor production stage.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were $3, and $3,091 at June 30, 2013 and March 31, 2013 respectively.

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

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies at June 30, 2013 and March 31, 2013.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Long-lived Assets

The Company follows ASC 360 for its long-lived assets. The Company’s long-lived assets, which include mineral properties, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Management periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous mine operations, results of exploration activities conducted to date, estimated future prices and reports and opinions of outside consultants. A provision is made for any expected loss on the project or property when it is determined that a project or property will be abandoned or its carrying value has been impaired..

The impairment charges, if any, is included in operating expenses in the accompanying statements of operations.

Mineral Properties

The Company follows ASC 930, Extractive Activities for its mineral properties. for its mineral properties.  Mineral properties and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  General exploration costs and costs to maintain rights and leases, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

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

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ending June 30, 2013 and March 31, 2013 totaled $28,356 and were comprised of advances payable.

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

Share-based expense for the three months ended June 30, 2013 and 2012 was $0.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized at June 30, 2013 or March 31, 2013.

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

At June 30, 2013 and 2012, the Company had potentially dilutive common shares in the form of warrants.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with ASC 830“Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into United States dollars at rates of exchange in effect at the balance sheet date.  Non-monetary items, including equity, are translated at the historical rate of exchange.  Revenues and expenses are translated at the average rates of exchange during the year.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the exploration state at June 30, 2013 of $1,397,514, a net loss of $59,807, net cash used in operating activities, of $70,751, and a $ 659,825 working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Website

Website and accumulated amortization are as follows:

	June 30,
	2013	2012
Fixed assets:
Website costs	$27,765	$-
Less: Accumulated amortization	-	-
Total website	$27,765	$-

Amortization expense is computed using the straight-line method over seven years.  Amortization for the quarter ended June 30, 2013 was $0 as the website is still in the application and infrastructure development stage. Amortization expense for the periods ended June 30, 2013 and 2012 was $0 and $0, respectively.

Note 5 – Mineral Properties

The carrying amount of each mineral property and the respective mineral property payable balances are presented below as of June 30, 2013:

	Date of Original Purchase	Carrying Amount at June 30, 2013	Current Portion of Mineral Properties Payable	Long Term Portion of Mineral Properties Payable	Total Mineral Property Payable
Alaska	4/11/2005	$-	$-	$-	$-

Arizona – APA #1	7/18/2011	$600,050	$-	$-	$-

Arizona- APA #2	7/18/2011	684,022	543,302	-	543,302

Alaska - Endurance	4/20/2012	85,000	40,000	30,000	70,000

Balance, June 30, 2013	-	$1,369,072	$583,302	$30,000	$613,302

There were no exploration costs capitalized or expended during the period ended June 30, 2013 for any of the mineral properties.

Note 6 – Related Party Transactions

Advances from Stockholders and Former Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

	June 30, 2013	March 31, 2013

Advances from major stockholder and officer	$28,356	$28,356

	$28,356	$28,356

Note 7 – Stockholders’ (Deficit)

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

On June 18, 2012, the Company entered into an agreement to repurchase 250,000 of its shares from an unaffiliated party for

$0.40 per share for a total of $100,000. These shares were subsequently retired.

On June 26, 2012, under the Termination Agreement of the Alaska mineral property purchase agreement, the Contra Party is returning to the Registrant the 1,500,000 shares that were issued to it and the Registrant is relieved from all further obligations under the PPA

During the period ended December 31, 2012, the Company issued 275,000 shares of common stock for services valued at $107,125.

Stock Payable

During the three months ended June 2013, the company recorded $ 68,700 in common stock payable for future issuance of 152,667 common shares for $68,700 in cash.”  As of March 31, 2013, the Company recorded $21,300 in common stock payable for future issuance of 47.333 common shares for $21,300 in cash.  As of this filing, the shares have not been issued. The share stock payable relates to and is in accordance with our equity financing agreement with American Gold Holdings, Ltd. (“AGH”).

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

For the period ended June 30, 2013, none of the warrants have been exercised.

Summary of Warrant Activities

The table below summarizes the Company’s non-derivative warrant activities through June 30, 2013:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance	Aggregate Intrinsic Value
Balance, March 31, 2012	2,221,843	$0.59-1.29	$0.86	$281,042	$-

Granted	1,444,444	$0.59	$0.59	$212,127	$-

Canceled for cashless exercise	(-)	--	-	-	-

Exercised (Cashless)	(-)	-	-	-	-

Exercised	(-)	-	-	-	-

Expired	-	-	-	-	-

Balance, June 30, 2013	3,666,287	$0.59-1.29	$0.76	$493,169	$-

Earned and exercisable, June 30, 2013	3,666,287	$0.59-1.29	$0.76	$493,169	$-

Unvested, June 30, 2013	-	$-	$-	$-	$-

The following table summarizes information concerning outstanding and exercisable warrants as of June 30, 2013:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.59 - 1.29	3,666,287	1.62	$0.75	3,666,287	1.62	$0.75

Note 8 – Income Tax Provision

At June 30, 2013, the Company has available for federal income tax purposes net operating loss (“NOL”) carry-forwards of $1,486,466.The NOLs begin expiring in 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $505,398 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Components of deferred tax assets as of June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	505,398	268,723

Less valuation allowance	(505,398)	(268,723)

Deferred tax assets, net of valuation allowance	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the quarter ended June 30, 2013	For the quarter ended June 30, 2013

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

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

On July 18, 2011, the Company entered into an Asset Purchase Agreement (“APAAR2”) with Precious Metals Exploration Corp., (the “Seller”).   The Purchase Price was $674,022 payable in installments in the twenty months following the closing, the company is required to pay 10% net smelter returns (NSR) royalty on the gross mineral production from the Assets until such time as it no longer owns or operates the Assets. After the full balance is paid, the NSR will reduce to 5% from that day forward.  See Mineral Property

Payable Note 5 for amount of purchase price owed as of June 30, 2013.

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

Note 10 – Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued.

On August 22, 2013, the Company returned certain mineral properties known as Mine Group II, ("MGII"), or properties acquired under APAAR2 and consisting of an undivided 100% interest in 2 patented claims and 5 federal claims comprising roughly 134 acres in Mohave County, Arizona.  We returned these properties because we were unable to generate sufficient investor interest to fund the development of the properties.  As a result, our mineral properties have decreased $684,022 and the related debt has decreased $543,302 (See Note 5 – Mineral Properties).  We made payments approximating $150,947 in connection with these properties which will not be recovered:

Fiscal Year	Amounts Paid
2012	43,258
2013	69,036
2014	38,653
Total	$ 150,947

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Forward-looking Statements

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of LBGO. Such forward-looking statements include those that are preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Critical Accounting Policies for a 10Q

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

Results of Operations for the three months ended June 30, 2013 and June 30, 2012

Revenues

We have not generated any revenues for the quarters ended June 30, 2013 and June 30, 2012.

Operating Expenses

Our operating expenses for the quarters ended June 30, 2013 and June 30, 2012 were $59,597 and $102,069, respectively.  Operating expenses decreased in 2013 primarily due to decreased professional fees incurred during 2013 as compared to 2012.

Exploration Costs

Our exploration costs for the quarter June 30, 2013 were $0 due to minimal funding during the period.  Exploration costs were $186,300 during the quarter ended June 30, 2012. The decrease is primarily due minimal funding during the period ending June 30, 2013.

Net loss

We have no revenues at present to meet obligations of the business and we rely upon funding from investors to continue our exploration and development. Our operating expenses also decreased during the period ending June 30, 2013.   Net loss for the period ended June 30, 2013 and 2012 was $59,807 and $288,369, respectively.

Financial Condition

Total assets.  Total assets at June 30, 2013 and March 31, 2013 were $1,400,503 and $1,405,029 respectively.  Total assets consist of cash, prepaid expenses, website, and mineral properties.  No costs were capitalized for mineral properties during the period ending June 30, 2013.

Total liabilities.  Total liabilities at June 30, 2013 and March 31, 2013 were $693,488 and $706,907, respectively.  Total liabilities at June 30, 2013 consist of accounts payable of $25,830 accrued expenses of $26,000, shareholder loans of $28,356, current portion of note payable of $583,302 and long term portion of note payable of $30,000 due under the Mineral Property Purchase Agreement.

Liquidity

Net cash used in operating activities for the period ending June 30, 2013 and 2012 was $32,178 and $300,986.  Net cash used in investing activities for the period ending June 30, 2013 and 2012 was $1,037 and $27,265, respectively.  Cash provided from financing activities for the period ending June 30, 2013 and 2012 was $68,700 and $375,000, respectively.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the exploration state at June 30, 2013 of $1,397,514, a net loss of $59,807, net cash used in operating activities, of $70,751, and a $ 659,825 working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While we are attempting to commence explorations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support our daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to commence explorations and generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Capital Resources.

We had no material commitments for capital expenditures as of June 30, 2013 and March 31, 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual obligations.

On July 18, 2011, the Company entered into an Asset Purchase Agreement (“APAAR1”) with Precious Metals Exploration Corp., (the “Seller”), to acquire a 100% interest in 2 patented claims, 6 federal claims and 25 prospects comprising 660 acres near Kingman, Arizona.   The APAAR1 further provides for the issuance to the Seller of an additional 1,500,000 shares of the Company’s common stock if mining operations on the property result in the discovery of 1,000,000 ounces of gold or 10,000,000 ounces of silver. None of the purchase price is outstanding.

On July 18, 2011, the Company entered into an Asset Purchase Agreement (“APAAR2”) with Precious Metals Exploration Corp., (the “Seller”).   The Purchase Price was $674,022 payable in installments in the twenty months following the closing, the company is required to pay 10% net smelter returns (NSR) royalty on the gross mineral production from the Assets until such time as it no longer owns or operates the Assets. After the full balance is paid, the NSR will reduce to 5% from that day forward.  At June 30, 2013, $583,302 of the purchase price is owed.

On August 22, 2013, the Company returned certain mineral properties known as Mine Group II, ("MGII"), or properties acquired under APAAR2 and consisting of an undivided 100% interest in 2 patented claims and 5 federal claims comprising roughly 134 acres in Mohave County, Arizona.  We returned these properties because we were unable to generate sufficient investor interest to fund the development of the properties.  We have made approximate payments of $136,000 in connection with these properties and these payments will not be recovered.

Under the executed agreement with Endurance Gold Corporation and Endurance Resources on April 20, 2012, the Company is required to pay $85,000 to Endurance in installments through December 31, 2014.  As of June 30, 2013, the Company has paid $15,000 leaving $70,000 to be paid.  Installment payments are either to be made on or before the following dates:

Contractual obligations	Payments due by period			3-5 years	More than 5 years
	Total	Less than 1 year	1-3 years
[Long-Term Debt Obligations]	$ 70,000	$40,000	$30,000	-	-
Short term Contractual Obligation	583,302	583,302	-	-	-
Total	$ 653,302	$ 623,302	30,000

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide this.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer who is also our principal financial officer is responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer concluded as of the evaluation date that our disclosure controls and procedures were not effective as of June 30, 2013 because we do not have sufficient staff to segregate responsibilities.  We plan to seek to correct these deficiencies at such time as our operations require additional personnel, but we do not believe this will occur in the foreseeable future.

Material weaknesses noted were: lack of a functioning audit committee; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; and, management is dominated by a single individual/small group without adequate compensating controls.

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures” in our 2013 Annual Report on Form 10-K

PART II.  OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide this information.

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

LIBERTY GOLD CORP
(Name of Registrant)

Date: November 5, 2013	By:	/s/ Lynn Harrison
Name: Lynn Harrison
Title: President and Chief Executive Officer (Principal executive, financial officer and accounting officer)